Form 10-K
period 2010-12-31
EPOCRATES INC
filed 2011-03-31
CIK 1096738

Use these links to rapidly review the document

Index to financial statements
Item 15. Exhibits, Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35062

Epocrates, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3326769 (I.R.S. Employer Identification No.)

1100 Park Place, Suite 300
San Mateo, California 94403
(Address of principal executive offices, including zip code)

(650) 227-1700
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The registrant completed the initial public offering of its common stock in 2011. Accordingly, there was no public market for the registrant's common stock as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter.

          The number of shares of common stock outstanding as of February 28, 2011 was 23,369,062.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2011, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

EPOCRATES, INC.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as "believe," "may," "might," "objective," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "predict," "potential," or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled "Risk Factors" and elsewhere in this report, such as but not limited to:

  •
  our immature industry and relatively new business model;

  •
  our ability to manage our growth effectively;

  •
  our dependence on Internet search companies to attract Internet visitors;

  •
  our ability to successfully manage any recent or future acquisitions;

  •
  our dependence on a small number of large clients and our dependence on a small number of verticals for a majority of our revenue;

  •
  our ability to attract and retain qualified employees and key personnel;

  •
  changes in government regulation affecting our business or our clients' businesses;

  •
  our ability to accurately forecast our operating results and appropriately plan our expenses;

  •
  our ability to compete in our industry;

  •
  our ability to enhance and maintain our client and vendor relationships;

  •
  our ability to develop new services and enhancements and features to meet new demands from our clients;

  •
  our ability to raise additional capital in the future, if needed;

  •
  general economic conditions in our domestic and potential future international markets; and

  •
  our ability to protect our intellectual property rights.

        The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results may differ materially from those contained in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. You should not place undue reliance on any forward-looking statements.

        Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. We qualify all of our forward-looking statements by these cautionary statements.

Item 1.    Business

Overview

        Epocrates is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, our products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Our user network consists of over 1.1 million healthcare professionals, including over 300,000, or more than 45% of, U.S. physicians, as of December 31, 2010. We offer our products on all major U.S. mobile platforms including Apple (iPhone, iPod touch and, with respect to most of our products, iPad), Android, BlackBerry, Palm and Windows Mobile devices. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and over 350 individual pharmaceutical brands.

        Our proprietary drug content is the most frequently used mobile reference product by healthcare professionals, based on studies conducted by Kantar Media and others, and provides healthcare professionals with convenient access to information they need at the point of care. Healthcare professionals are able to access information such as dosing, drug/drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. Physicians trust Epocrates for accurate content and innovative offerings and use our products more than any other mobile drug reference tool. Our strong brand has enabled us to build a large and active network of users, which enhances our ability to market our interactive services.

        Through our interactive services, we provide the healthcare industry, primarily pharmaceutical companies, access to our user network to deliver targeted information in a cost-effective manner. Our services include:

  •
  DocAlert clinical messaging to deliver news and alerts including product approvals, clinical study results and formulary status changes;

  •
  Virtual Representative Services for drug detailing, drug sampling, patient literature delivery and the ability to contact drug manufacturers at the point of care; and

  •
  Market research programs to survey healthcare professionals.

        In 2008, pharmaceutical companies spent over $12.8 billion on promotional activities including detailing, journal advertisements and ePromotion, according to SDI's 2009 Promotional Audits, or the SDI Audit. An increasing proportion of this annual pharmaceutical promotional spend may be redirected from traditional promotion, such as sales representatives and the print medium, to electronic channels. We believe the effectiveness of our interactive services and size and diversity of our network will enable us to capture an increasing portion of this spend.

        We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. We are increasing our emphasis on generating interactive services revenue from healthcare companies through the launch of innovative new products and services. We have increased our focus on product development and technology enhancement to continue to meet the demands of our clients and users. Our goal is to continue to strengthen and maintain our network through the promotion of our free subscription product and the introduction of additional tools to support healthcare professionals at the point of care.

        We were originally incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, we changed our name to ePocrates, Inc. and in May 2006, we reincorporated in Delaware and changed our name to Epocrates, Inc.

Market opportunity

        Physicians are seeking ways to address growing administrative complexities, increasing reimbursement pressures and a constantly changing regulatory environment. As a result, physicians are increasingly adopting technology solutions that enable them to respond to these challenges while improving the quality of patient care. We believe these trends will continue to increase the demand for our drug and clinical reference tools. At the same time, pharmaceutical companies are seeking to improve the effectiveness of their interactions with physicians and other healthcare professionals. We believe our interactive services will continue to attract marketing spend from pharmaceutical companies seeking new channels for promotional activities.

Physicians

        Physicians are under increasing time pressure.    According to a study by the Annals of Family Medicine conducted in 2005, primary care physicians spend nearly half of their work day on activities outside of the exam room, predominantly on follow-up and documentation. Paperwork adds at least 30 minutes to every hour of patient care provided, according to a study commissioned by the American Hospital Association in 2006. These constraints limit the amount of time physicians' have available to diagnose and treat patients. We believe physicians are adopting tools that integrate into their daily clinical workflow and to increase productivity inside the exam room.

        Physicians are increasingly using mobile technologies.    Two-thirds of physicians used smartphones in 2009, according to a California HealthCare Foundation report. Healthcare professionals have adopted mobile technology for use during patient consultations and to enhance patient care by facilitating drug identification and interaction. Many physicians who use mobile devices with a drug reference product view it as essential to their practice.

        Physicians need relevant and reliable information at the point of care.    An estimated 1.5 million Americans are harmed each year by drug errors, all of which are preventable, according to a 2006 report from the Institute of Medicine. Accurate drug reference information at the point of care helps reduce the likelihood of adverse drug events. Physicians are most likely to seek information pertinent to patient interactions when using a mobile device and primarily access medical information during patient visits, according to SDI's Mobile and Social Media Study conducted in 2009, or the SDI Mobile Study. In addition, the majority of physicians with a mobile device use it for accessing drug information, drug interactions and prescribing information.

        Physicians are facing an information burden.    In order to make informed prescribing decisions, physicians require access to current, reliable and relevant clinical and pharmaceutical information. We believe the quantity and breadth of information available to physicians creates the need for tools to condense information into a quickly and easily understood form.

Pharmaceutical companies

        Patents are expiring and new drug approvals are limited.    Patent expirations, particularly those for blockbuster drugs with over $1.0 billion in annual sales, and fewer new drug approvals are resulting in shrinking revenues and profit margins for pharmaceutical companies. As a result, major pharmaceutical companies are reducing their sales forces and embracing cost-effective channels to communicate with physicians in a more targeted way, while generating a return on investment.

        Traditional sales model is changing.    A pharmaceutical representative sales call, or detail, costs between $203 and $216, depending on physician type, according to a study by Cutting Edge Information in 2009. On average, primary care sales representatives only succeed in speaking with physicians on 59% of visits. Representatives then spend less than three minutes of quality time with physicians. Furthermore, as of 2009, one in five practices had eliminated access to physicians by pharmaceutical representatives due to increasing time pressure and many more had imposed additional scheduling restrictions. As a result, many pharmaceutical companies are reducing the size of their sales forces. These companies are seeking cost-effective ways to access physicians that both augment and replicate the services traditionally provided by pharmaceutical sales representatives.

Electronic health records

        The Health Information Technology for Economic and Clinical Health Act, or HITECH Act, passed as part of the American Recovery and Reinvestment Act of 2009, was intended to fund and incentivize the adoption of Electronic Health Records, or EHR, by physicians. By 2016, $19.2 billion of government subsidies for EHR implementation are expected to be distributed.

        EHR systems have had limited adoption by physicians due to the required information technology resource investment, usability concerns and potential workflow disruption. While EHR adoption is increasing, as of 2009, solo and small group practices had the lowest rate of adoption. According to Software Advice, 94% of office-based physicians did not have a fully functional EHR, as of 2009. Solo and small group practices are seeking a cost-effective, easy to implement and remotely-hosted product. This segment of the physician population has been the most difficult for EHR companies to access, resulting in high client acquisition costs.

Our solutions

Physicians

        Our proprietary drug reference content is current, relevant and reliable.    We provide healthcare professionals with access to current drug and clinical information, specifically edited and formatted for use at the point of care. Our in-house team of pharmacists and physicians proactively collect, analyze and distribute relevant drug information that physicians need to make more informed clinical decisions.

        We improve patient safety by reducing adverse drug events.    Physicians report that the use of our proprietary drug reference tool reduces the likelihood of adverse drug events and improves patient safety. More than 50% of physician users reported avoiding one or more medical errors every week, according to a survey conducted by Epocrates of over 2,800 physician users, or the 2010 Epocrates Study. The majority of physicians surveyed stated that Epocrates content has prompted a change in a prescribing decision, primarily to avoid potential drug interactions or adverse effects.

        We improve practice productivity.    Over 40% of physician users reported saving more than 20 minutes per day using our drug reference tool, according to the 2010 Epocrates Study. For example, the formulary coverage information in our products can improve physicians' productivity by reducing the time required to determine appropriate, cost-effective prescriptions and decrease the number of pharmacy call-backs. Physicians refer to Epocrates numerous times throughout the day for quick access to clinical information.

        We are available on all major mobile platforms in the United States.    We offer our drug reference tool on a broad array of mobile devices in order to provide physicians with flexibility in their choice of mobile platform. In addition, our support of all major U.S. mobile platforms helps us strengthen and maintain our network of healthcare professionals. In February 2010, we launched new products for the Google Android and Palm webOS platforms and have experienced significant early adoption from physicians. According to the SDI Mobile Study, 90% of physicians downloading medical applications to their mobile device downloaded Epocrates products.

Pharmaceutical companies

        We provide a targeted and controlled communication channel to physicians.    Through our interactive services, we provide access to physicians segmented by medical specialty and other characteristics allowing for more targeted communications. We believe that our communication channel offers less variability in information delivery to physicians than traditional detailing methods. The electronic delivery of our messaging results in consistent, focused and reliable communications with physicians. Additionally, we believe our established trust with physicians and knowledge of their information preferences increases the willingness of physicians to accept communications from pharmaceutical companies.

        We provide services that augment and replicate sales representative activities.    Our Virtual Representative Services, including drug detailing, sampling, patient literature delivery and the ability to contact drug manufacturers are designed to supplement, and in some cases replicate, the activities of pharmaceutical sales representatives. Electronic promotional activities are more cost-effective than traditional sales calls for detailing. Our interactive services enable pharmaceutical companies to achieve returns on their marketing investments, increase the reach and frequency of interactions with prescribing physicians on new, niche and established brands, and more effectively support underserved geographic markets.

        Our solutions generate significant return on investment and repeat business.    Communications to physicians through our DocAlert messaging service create significant return on investment for pharmaceutical companies in the form of increased prescription volume and accurate message recall. Our demonstrated return on investment results in repeat and expanded business from our pharmaceutical clients. Approximately 60% of our pharmaceutical clients have multiple contracts with us and our top 10 clients by revenue in 2009 have worked with us for an average of over seven and a half years.

Electronic health records

        We are developing an affordable, easy-to-use EHR product that will serve the needs of solo and small group practices and will allow users to qualify for subsidies under the HITECH Act. We believe our experience developing information technology tools used at the point of care by physicians provides us the insight and experience to deliver a product that physicians will find easy to learn and use. We will offer our EHR product in a hosted, software-as-a-service, or SaaS, manner. We believe our SaaS delivery model, coupled with our monthly subscription business model, effectively replaces the large, front-loaded cost, typical of most traditional licensed enterprise software deployments, with a lower risk, pay-as-you-go model. As a result, we believe our EHR solution will require lower initial investment in third-party software, hardware and implementation services, and will have lower ongoing support costs than traditional enterprise software. In addition, our trusted reputation and ability to communicate with our network of over 300,000 physicians can result in low client acquisition costs for us.

Our strengths

        We believe that we have the following key competitive strengths:

Recognized and trusted brand with healthcare professionals

        Our brand is recognized and endorsed among healthcare professionals as a trusted and accurate source of drug and clinical information. According to a user satisfaction survey conducted by Epocrates in 2010, or the Epocrates 2010 Survey, 85% of respondents indicated that they were "very likely" or "likely" to recommend Epocrates to a colleague. Furthermore, over 50% of respondents had recommended Epocrates six or more times in the past year. Epocrates is the preferred mobile provider to facilitate communication between physicians and pharmaceutical companies, according to the SDI Mobile Study. We believe our trusted brand has contributed significantly to the growth of our network and our revenues.

Large and active network

        Our large and active user network is a valuable asset for our business. We currently have over 1.1 million active healthcare professional users, including over 45% of U.S. physicians. We define an active user as an individual who has used our drug reference tool or services within a defined time period or subscribes to a premium clinical information product. Epocrates products are widely used by general and specialty physicians, with high penetration among emergency medicine (75%), family practice (63%) and cardiology (55%) physician populations, as estimated by Epocrates based on data from the American Medical Association and the Bureau of Labor Statistics. Additionally, we have extensive geographic reach with users in all 50 states. Across these demographics, Epocrates has become an integral part of the daily clinical workflow of users in our network, resulting in frequent use of our products and services. Approximately, 75% of physicians using Epocrates products access the content daily, with 43% of them using it four or more times per day, according to the Kantar Media Professional Health Non-Journal Media June 2010 Study.

        Our current users play an important role in driving network growth through referrals to potential new users. In 2005, we established the Epocrates Advocate Program in which enthusiastic and influential healthcare professionals in our network promote the use of mobile medical technology and Epocrates' solutions. According to the Epocrates 2010 Survey, nearly 70% of the respondents were referred to Epocrates by a colleague, friend or medical school. For these reasons, we believe the breadth and loyalty of our user network are not easily replicated.

Proprietary drug reference tools

        We select and format our drug and clinical content to provide healthcare professionals with information wherever and whenever they need it. Our proprietary drug content is developed and continually updated by a team of physicians and pharmacists who work to ensure accuracy and relevance. This team also works to provide objective and reliable information to our network. To develop our drug content, our team researches and reviews primary literature, specialty society recommendations, evidence-based medicine, clinical guidelines and manufacturer labeling. Our content is then formatted expressly for display on mobile devices to ensure integration with our users' workflow. We believe the quality, relevance and ease of use of our content drive our ability to attract and retain users.

Powerful business model

        Our user network is primarily composed of healthcare professionals who access our free drug reference content. A smaller percentage of our users purchase one or more of our premium drug and clinical reference tools. Regardless of whether a healthcare professional pays for a subscription or uses our free version, our network provides a base for generating multiple revenue streams from healthcare industry clients. By providing our healthcare clients, primarily pharmaceutical companies, with opportunities to engage with our network of physicians, we monetize our network while incurring limited incremental expenses. In addition, we believe our revenue generating services enhance the product offerings to our users with additional free content that they may elect to download. We believe the power of our business model will increase as we strengthen our network and as our pharmaceutical clients shift more of their promotional spending to electronic communications.

Proven technology architecture

        Our mobile products are not dependent on continuous access to the Internet, and therefore are fast and accessible to our users. For a substantial majority of our users, our drug and clinical reference tools reside directly on their mobile device. As a result, access to our clinical information by these users at the point of care is not subject to interruption or lags in Internet service. Our infrastructure is designed to seamlessly control and deploy robust and customized content to a large number of users, allowing for simple and efficient downloads and updates of our clinical information. Additionally, our products have been refined over the past ten years based on feedback from and usage data generated by our large network of healthcare professionals. We believe these attributes continue to be significant advantages in supporting our network.

Extensive industry relationships

        We have developed relationships with key participants in the healthcare industry. Our large client base provides diversification across the healthcare industry and includes:

  •
  Pharmaceutical companies.  All of the top 20 global pharmaceutical companies by sales have worked with us to communicate to physicians. To date, we have entered into contracts covering over 350 individual brands. We deliver clinical messages for pharmaceutical brands on topics such as new drug indications, approvals and clinical findings. We continuously identify physician information needs and collaborate with our pharmaceutical clients to develop solutions that meet such needs and achieve specific marketing objectives.

  •
  Market research companies.  Over 250 market research firms have used our services to recruit healthcare professionals for market research surveys on behalf of the healthcare and financial services industries.

  •
  Healthcare payors.  Over 100 commercial and Medicaid health insurance plan clients, covering approximately 100 million lives, have paid us to host and disseminate their formulary information. In addition, we work with the Centers for Medicare and Medicaid Services, or CMS, to provide clinicians with insurance coverage information for all Medicare Part D plans.

        In 2010, no one client represented more than 10% of our total net revenue.

        We also have relationships with other important healthcare organizations, including:

  •
  Medical schools and associations.  Over 60% of the U.S. accredited medical schools distribute our premium products for free to their students. We also have marketing arrangements with over 26 leading state and national specialty associations to educate their members about our products.

  •
  Government agencies.  We collaborate with government agencies such as the Food and Drug Administration, or FDA, Centers for Disease Control, or CDC, and Agency for Healthcare Research and Quality, or AHRQ, to disseminate clinical information to healthcare professionals through our messaging system as a public service. Our medical editors review new guidelines and announcements from these agencies to share with our users to provide a concise source of clinical information.

Experienced management team

        Our management team includes experienced healthcare, pharmaceutical and information technology industry executives. We benefit from their operational experience, thorough understanding of the marketplace and extensive relationships with pharmaceutical companies and other existing and potential clients.

Our strategy

        Our strategy is to strengthen our leadership position as a provider of proprietary drug reference and other point of care tools to healthcare professionals. Helping physicians and other healthcare professionals improve patient care, reduce medical errors and save time is central to the success of our business, and is our highest priority. By expanding our service offerings, we will provide pharmaceutical companies additional opportunities to more effectively engage with our user network. Key elements of our strategy include:

Strengthen and maintain our network

        We believe that our focus on the needs of healthcare professionals is the foundation of our success and is critical to the growth of our business. We plan to strengthen our network by continuing to deliver innovative products for healthcare professionals that easily integrate into their workflow, thereby providing information wherever and whenever they need it. We intend to meet healthcare professionals' evolving needs by continuing to invest significant clinical, product development and marketing resources in our products. We strive to continually enhance the clinical functionality and efficiency of our products, both free and paid, through new content and features to help our growing and diverse network.

        We recognize the importance of the Apple platform, as represented by the strong adoption to date and continued user growth trend. To continue supporting the needs of clinicians who choose this platform, further exploit the power of it and expand our offerings, we acquired Modality, Inc. Modality is a premier developer of digital learning, assessment, training and reference applications for Apple mobile devices. The acquisition will expand Epocrates' product portfolio and accelerate the delivery of innovative clinical solutions for healthcare professionals.

        The majority of physicians are accessing medical information online. With the acquisition of MedCafe Inc. in 2010, an online product information portal, we are establishing additional pharmaceutical resources for clinicians online. We also plan to create an online experience that complements our mobile offerings. This will ultimately provide a seamless experience for our users across technology platforms, as well as create additional content and interactive services opportunities to expand our network and become an even more attractive platform for our pharmaceutical clients.

Further integrate our products into physicians' office workflow

        We are an established part of the workflow of many physicians and are working to become further integrated into their daily practices. We plan to develop products and services that further enhance practice productivity and efficiency, and allow physicians to more conveniently access patient medical data. A key element of our strategy is to leverage our deep understanding of physicians' needs, workflow and preferences to create an innovative EHR solution. Our EHR product is being developed by a physician-led design team and will further integrate our products into users' daily practices. Special attention is being directed towards overcoming the usability limitations associated with many existing EHR systems.

Develop our solutions for new technology platforms

        Our strategy is to make our products available to healthcare professionals on the mobile device of their choice. As the leading provider of mobile drug and clinical reference tools, we are well positioned to take advantage of the new hardware and software entering the market. Our drug reference product was the first medical application available on the iPhone platform and is also available on the iPad. In April 2010, we were the most downloaded application of the more than 2,000 listed in the medical category for iPhones. In addition, we launched the Epocrates drug reference product on the Google Android and Palm webOS operating systems in February 2010.

Expand our pharmaceutical offerings

        Pharmaceutical companies are embracing new and innovative means to reach physicians in a more efficient and cost-effective manner. The increased adoption of information technology solutions has created a substantial opportunity for healthcare companies to leverage mobile devices and the Internet to reach physicians, including those in our network. Our expenditures for research and development were $12.4 million, $14.7 million and $19.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. We will continue to promote our electronic services as a highly trusted and targeted channel to reach healthcare professionals.

        Pharmaceutical companies spent over $12.8 billion in 2008 on professional promotional activities including detailing, journal advertisements and ePromotion, according to the SDI Audit. We intend to capture an increasing proportion of this promotional spend by developing innovative solutions that provide physicians value and meet pharmaceutical companies' objectives. By creating product extensions, adding features to our existing products and offering new services, we can increase the reach and frequency of interactions between pharmaceutical companies and physicians.

Our products and services

Epocrates mobile drug and clinical reference products

        Our clinical offerings include both free and premium subscriptions designed to help users make more informed treatment decisions. While the majority of healthcare professionals in our network use the free drug reference tool, additional premium drug and clinical resources are available for a fee. Most of our premium subscriptions are purchased online by individual healthcare providers. Epocrates drug reference tools provide quick access to information for thousands of brand, generic and over-the-counter drugs, including dosing, interactions, adverse reaction, contraindication, mechanism of action and pricing.

Mobile Drug and Clinical Reference Tools

Features	Epocrates® Essentials Deluxe	Epocrates® Essentials	Epocrates Rx Pro®	Epocrates® Rx (Free)
Available Platforms	iPhone/iPod touch BlackBerry Palm OS Windows Mobile	iPhone/iPod touch Android BlackBerry Palm OS Windows Mobile	iPhone/iPod touch Android BlackBerry Palm OS Windows Mobile	iPhone/iPod touch Android BlackBerry Palm OS Windows Mobile
Free content updates and medical news	X	X	X	X
Thousands of brand, generic and OTC drug monographs	X	X	X	X
Drug interaction checker, medical calculators	X	X	X	X
Pill ID and pill pictures*	X	X	X	X
Health plan formularies	X	X	X	X
Hundreds of alternative (herbal) medicines	X	X	X
Infectious disease treatment guide	X	X	X
Thousands of disease conditions and topics	X	X
Hundreds of diagnostic and laboratory tests	X	X
High res disease images*	X	X
ICD-9 and CPT Codes	X
Medical Dictionary	X

*
Only available on iPhone/iPod touch, Android and BlackBerry platforms

Epocrates online drug and clinical reference products

        We also offer the online drug and clinical reference tools for free or through a premium subscription. Our free online product includes the same drug and formulary information found in the Epocrates Rx free mobile product. We also offer complimentary access to disease content developed in conjunction with the BMJ Group, publishers of the British Medical Journal. Additional features include patient education handouts available in English and Spanish. We currently have an agreement with The BMJ Group to assist us in providing disease content for both the free and premium online and mobile reference tools. Although this agreement can be terminated by The BMJ Group upon six months' notice to us, in such event, we would continue to have access to the content for use in both the free and premium online and mobile reference tools on a royalty-free basis but would assume the obligation of maintaining this content.

        Our online premium product includes the above, as well as an alternative medicine database, hundreds of medical equations, clinical criteria and unit/dose converters. The online premium version may be purchased by individuals on the Epocrates website, or for groups, through our institutional sales team. The institutional sales team works with large group practices, hospitals, health systems and medical schools investing in clinical products for their providers. A site license for Epocrates Online Premium is available to provide healthcare professionals at an institution system-wide access to the product.

Interactive services

        With our large network and ability to reach over 300,000 U.S. physicians, we provide an effective channel for the pharmaceutical companies to communicate with their target audience. We offer customized programs to our clients that deliver targeting efficiencies and promotional synergies, providing a cost-effective way to disseminate product information and achieve brand objectives.

        DocAlert clinical messaging.    DocAlert messages are short clinical alerts delivered to our users when they connect with Epocrates' databases to receive updated content. In 2009, we delivered an average of nearly six million DocAlert headlines to our network each month.

        As of July 2010, approximately 26% of DocAlert messages delivered to U.S. physicians have been sponsored by our clients. These messages serve as a vehicle to communicate key scientific and medical information to clinicians as a way to keep them informed. We work with clients to ensure that their messages are clinically relevant and of interest to our network. All sponsored messages are clearly marked as such and subject to review by the Epocrates editorial team. Messages are targeted to all or a subset of physicians to increase the value and relevance to recipients. This also allows clients to reach their core audiences. Depending on the alert, clinicians may have the option to view additional information on their mobile devices, save the messages for future reference or request additional information via email. Follow-up emails may include clinical abstracts, continuing medical education, conference notifications, clinical guidelines or links to relevant or branded websites. In collaboration with our clients, we have demonstrated a significant return on investment for their marketing spend from DocAlert messaging campaigns.

        The balance of the messages are non-sponsored, and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. Our technology allows us to deliver timely public service content such as clinical recommendations, drug recalls and safety alerts for the FDA, CDC and AHRQ to users. For example, last year, we quickly disseminated H1N1 news during the flu season on behalf of the CDC.

        Virtual representative services.    Our fully integrated mobile promotional programs are designed to supplement and replicate the traditional sales model with services typically provided during representative interactions—product detailing, drug sample and patient literature delivery, and drug coverage updates. Given the changing pharmaceutical sales business model, we are well positioned to provide services to our physician network:

  •
  EssentialPoints®.  We provide branded product details on physicians' mobile devices as two- to seven-minute overviews in a visually-engaging and interactive format. Each activity presents two or three key product messages that physicians can apply directly to patient care. Pharmaceutical companies sponsor the activities on topics such as primary product attributes, new study data, drug indications, treatment guidelines or disease state awareness. Key messages introduced in the content are reinforced through quiz questions and follow-up messages.

  •
  Mobile sampling and patient resources.  We will provide physicians with universal access to drug samples and patient resource materials from participating pharmaceutical companies. This convenient resource, integrated in our mobile drug reference product, alleviates the need to visit individual pharmaceutical websites to order samples for their practice. Drug and disease-specific literature are also available for physicians to order at no cost to support patient education, adherence and compliance. This provides a cost-effective means for pharmaceutical companies seeking to get their brands in front of clinicians and their patients. The service complements the sales representative model as physicians can request samples or literature to be delivered by a representative or mailed.

  •
  Contact manufacturer.  This feature enables direct access to supportive services for physicians offered by participating pharmaceutical companies. Physicians have the option to call or email participating manufacturers directly from our monograph at the point of care. Physicians may use the service to receive help with medication questions, report an adverse event, check on patient assistance programs, or speak to a medical information specialist.

        Epocrates market research.    We recruit healthcare professionals to participate in market research activities. Participants can share valuable insights and earn cash honoraria. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. As of December 31, 2010, the Epocrates panel included over 189,000 U.S. physicians. Additionally, over 745,000 other healthcare professionals, including pharmacists, nurses and medical students, have also opted-in to participate in market research. We believe the size and responsiveness of our panel offer advantages over our competitors. We can recruit participants based on one or more variables such as occupation, specialty, years in practice, practice setting and geography. We offer a variety of market research activities in which our panelists may participate to meet client research needs. These services include comprehensive online surveys, brief Q&A sessions and one-on-one interviews.

Additional services

        Formulary hosting.    Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. We work with over 100 large national health insurance plans, regional plans and Medicaid plans, covering approximately 100 million lives. In addition, we also collaborate with CMS to offer formulary information for all Medicare Part D plans. For each plan, we integrate coverage information, including co-pay levels, quantity limits and prior authorization requirements, into our core drug reference products. We display lower-cost and generic alternatives to the medication being considered so physicians may select a less expensive treatment, reducing costs for patients and health plans. Health plans pay to have their formularies hosted to provide physicians with electronic access to formulary information updated on a regular basis. Our formulary hosting service benefits our clients by helping them manage rising drug and administrative costs through increased utilization of generic and preferred medications. Formulary hosting also helps increase member satisfaction and strengthen physician and provider relations.

        Mobile resource centers.    This educational service allows healthcare professionals to stay current on clinical developments for a variety of disease conditions and topics. Sponsored by a pharmaceutical company, each resource center is developed in conjunction with a key opinion leader for that specific disease or condition. The content is updated on a regular basis and includes information such as news abstracts, conference highlights and commentary on new medical advances in the field. These centers are sold on an annual sponsorship basis and clients have the opportunity to sponsor a center about a disease area as a way to educate physicians and build brand awareness.

        We operate in two operating segments: Subscriptions and Interactive Services and Electronic Health Records. Refer to note 14 of our audited financial statements in Item 8 of this Form 10-K for additional information about our operating segments.

Sales and promotion

Sales

        Drug and clinical reference tools.    Users can purchase, access and download our free and premium mobile and online products directly from our website. Subscriptions to our premium clinical information products are available for one- or two-year terms. When current payment information is available, premium subscriptions are automatically renewed unless users opt out. We market to individual users through word of mouth and traditional marketing programs, and do not rely on a sales force to drive awareness of our core drug reference product. However, we do have a dedicated team that sells premium subscriptions and site licenses to institutions, such as hospitals, large group practices and medical schools.

        Pharmaceutical services.    To reach and support our healthcare industry clients, including pharmaceutical, market research and managed care companies, we rely on a team of sales professionals and account managers. Our team continually works with clients to create programs that leverage our service offerings to meet their goals. A key client requirement is our ability to demonstrate meaningful return on investment. We have been able to accomplish this and successfully validate our results using external and third party resources. For the majority of our services, we typically receive payment prior to the performance of such services.

        The majority of our interactive services are contracted on a project basis, for example, DocAlert messages and market research surveys. Services are priced based on a variety of criteria, including the targeted audience. These service agreements generally expire after a period of one year, at which point our obligations are considered fulfilled whether or not the services have been completed.

        Other services are contracted for the duration of the service. For example, formulary hosting agreements are priced based on the number of lives covered by the health plan. The duration of the agreements for formulary hosting is generally a term of one to three years.

Promotion

        Our network of healthcare professionals has grown primarily through word-of-mouth marketing. Other growth drivers include more traditional activities such as email and attendance at key specialty conferences. The primary focus of our marketing activities has been and will continue to be attracting new users to our free drug reference tool and further building our network of users.

        A core component of our marketing strategy is leveraging our network to promote the value of our products and services. We believe having our users tell their friends and colleagues about the benefits and value of our clinical information is a highly effective, low-cost way to increase our brand awareness. We created the Epocrates Advocate Program with enthusiastic and influential users to promote the use of mobile medical technology and our solutions. These clinicians have agreed to participate in various public relations and marketing activities on our behalf, without cash compensation. In addition, we have utilized social media channels, such as Facebook and Twitter, to create a community of users.

        Another component of our marketing strategy is working with medical associations to raise brand and product awareness. These associations are looking to offer valuable member benefits, as well as promote the use of technology to improve patient care and practice efficiency. We currently have marketing arrangements with over 26 state and national specialty associations, including the California Medical Association and American Psychiatric Association. Through our marketing relationships with these associations, we are able to reach up to 425,000 association members through email, direct mail, conferences, journal advertising and other media.

        We have a dedicated program that targets the medical student market. By introducing students to Epocrates software during medical school, we establish an early relationship with future physicians. More than 40% of U.S. medical students use our products as of July 2010. As expected, there is higher penetration among students in their third and fourth years when their studies become more clinical in nature. As part of our medical school efforts, over 60% of U.S. accredited medical schools distribute our premium products for free to their students.

        We use a variety of marketing channels to communicate with our current users. We rely primarily on email and our own DocAlert messaging system to reach our users in our network. In addition, we publish a monthly newsletter to increase awareness of new products and services, as well as develop a sense of community among our users.

Competition

        We believe no one company exactly replicates our services or our business model. However, the markets we participate in are competitive and dynamic. These markets are also subject to developments in technology and the healthcare industry. Currently, we compete with other companies in two primary areas—for users of the types of clinical information we offer, and for budget dollars from our pharmaceutical clients.

Drug and clinical reference tools

        Healthcare professionals choose to use mobile, online and print media to reference clinical information. All of these media compete for the attention of healthcare professionals primarily on the basis of providing access to relevant and reliable clinical information as well as the compatibility on mobile platforms. Our mobile and online drug and clinical reference tools face competition from Medscape, a division of WebMD, LLC, and UpToDate Inc., among others.

Interactive services

        Our competition in the area of providing interactive services is for promotional spend by pharmaceutical companies dedicated to traditional sales and marketing methods, including sales representatives. We also compete with companies that help healthcare companies market their products, programs and services to healthcare professionals. We compete primarily on the ability to reach and communicate with healthcare professionals as well as the ability to demonstrate a significant return on investment. These competitors include Medscape, Physicians Interactive and others that provide:

  •
  healthcare related online portals and other websites that attract physicians by providing clinical information; and

  •
  electronic detailing, electronic newsletters and other electronic marketing companies.

        In addition, our market research business competes with firms such as Medefield America and All Global, among others. Both of these firms recruit physicians to participate in surveys, often by phone, fax, email or traditional mail. We also compete with the recruitment divisions of market research companies that have assembled their own survey panels of healthcare professionals.

Electronic health records

        As we plan to enter the EHR market, we will compete with companies selling EHR solutions to solo and small group physician practices, which include eClinicalWorks, Allscripts and others.

Technology

        We have built proprietary technologies supporting the rapid development and reliable deployment of our products.

Mobile applications with seamless synchronization

        Our applications reside on the mobile device, ensuring enhanced availability and user access which promote a more seamless user experience and interaction. Therefore, our mobile products are not dependent on continuous access to the Internet and are fast and accessible to our users. We deploy technology that allows for wireless or cable-based installation and synchronization of our applications, depending on platform, providing clients a convenient and reliable means of downloading and updating our applications.

Infrastructure safety and security

        Our infrastructure is built on industry standard, highly fault tolerant and scalable components resulting in high performance, site availability and security. Our Web and application servers are capable of delivering a wide range of content types to a large number of users. On average, we transmit more than four terabytes of clinical information updates per month to our users. Also, because our server pools may be scaled by adding commodity computer hardware, we expect to be able to handle significant growth in data transmission volume as our network expands.

        Our site availability was greater than 99.99% for the three-year period ended December 31, 2009 and 100% for calendar year 2010. We are able to maximize our scheduled availability by providing virtually uninterrupted service during routine maintenance periods.

        Our infrastructure is highly secure. Our firewall and other security services are built on industry standard applications from Checkpoint Technologies. Access to the co-location facility and our production infrastructure is limited and guarded 24 hours a day, seven days a week. Also, the facility has generators and fuel that can sustain the site and its security systems for three days. Our systems and applications are routinely tested, both by us and by third-party consultants. Our infrastructure is both PCI compliant and TRUSTe certified and the collocation facility is SAS70 Type II compliant.

SaaS delivery model

        Our on-demand, software-as-a-service, or SaaS, delivery model will allow our proprietary EHR product to be implemented, accessed and used by our clients remotely through an Internet connection, a standard web browser and a variety of other access points such as smartphones and other mobile devices. Our solutions are hosted and maintained by us, thus eliminating for our clients the time, risk, headcount and costs associated with installing and maintaining the application within their own information technology infrastructures. As a result, we believe our EHR solution requires less initial investment in third-party software, hardware and implementation services, and has lower ongoing support costs than traditional enterprise software. The SaaS model also allows advanced information technology infrastructure management, security, disaster recovery and other best practices to be leveraged by smaller clients that might not otherwise be able to implement such practices in their own information technology environments. Our SaaS delivery model also enables us to take advantage of operational efficiencies. Since updates and upgrades to our solutions are managed by us on behalf of our clients, we are able to implement improvements to our solutions in a more rapid and uniform way. As a result, we are required to support fewer old versions of our solutions.

User privacy and trust

        We have internal policies and practices relating to, among other things, content standards and user privacy, designed to foster relationships with our users. In addition, we are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users' trust and confidence in the Internet. We have also provided certification to the U.S. Department of Commerce to qualify for the safe harbor exception to the European Union Data Protection Directive established for U.S. based corporations. Our privacy policy informs users and visitors to our website what information we collect about them and about their use of our services. We also explain the choices available as to how their personal information is used and how we protect that information. Additionally, we comply with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store or transmit credit card information maintain a secure environment.

Intellectual property

        We rely upon a combination of trade secret, copyright, trademark and patent laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements to protect the intellectual property used in our business. We currently have four issued patents which expire in 2020, 2020, 2022 and 2023, respectively, and four pending patent applications.

        We use trademarks, trade names and service marks for our drug and clinical reference products and interactive services, including DocAlert®, Epocrates®, Epocrates Honors®, Epocrates ID®, Epocrates Lab™, Epocrates MedTools®, Epocrates Rx®, Epocrates Rx Pro®, Epocrates Dx®, Epocrates QuickSurvey®, Epocrates QuickRecruit®, Epocrates MedInsight®, EssentialPoints® and MedCafe®. We also use other registered and unregistered trademarks and service marks for our various services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business, including "www.epocrates.com." We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.

Government regulation

        Most of our revenue is derived directly from the healthcare industry, and pharmaceutical companies in particular. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Recently, healthcare reform has been enacted at the federal level, and there have been enforcement initiatives targeting the healthcare industry's promotional practices as well as proposals to increase the regulation of pharmaceutical companies. We expect federal and state legislatures and agencies to continue to consider programs to reform or revise aspects of the U.S. healthcare system and the approval and promotion of pharmaceuticals. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their spending or postponing decisions, including purchasing our products and services.

        Laws and regulations have also been adopted, and may be adopted in the future, that address Internet-related issues, including mobile and online content, privacy, online marketing, unsolicited commercial email, taxation, pricing and quality of services. Many laws are complex and their application to specific services may not be clear. In particular, many existing laws and regulations, when enacted, do not anticipate the clinical information and interactive services that we provide. However, these laws and regulations may nonetheless be applied to our services.

Regulation of drug and medical device advertising and promotion

        We provide services involving promotion of prescription and over-the-counter drugs and medical devices. The FDA regulates the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies, including direct-to-consumer prescription drug and medical device advertising. The FTC regulates over-the-counter, or OTC, drug advertising and, in some cases, medical device advertising, as well as general product or service advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. Information that promotes the use of pharmaceutical products or medical devices that we disseminate on behalf of our clients is subject to the full array of the FDA and FTC requirements and enforcement actions. Information in our services that is not disseminated on behalf of clients is not subject to such regulatory oversight. However, products or services that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies may become a focus of regulatory scrutiny.

        The federal Food, Drug, and Cosmetic Act, or FD&C Act, requires that prescription drugs, including biological products, be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FD&C Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or efficacy of the unapproved drug. Upon approval, the FDA's regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action. In the last few years, there have been several prominent enforcement actions, settled for hundreds of millions of dollars each, against pharmaceutical companies in connection with their alleged off-label promotion of their products.

        The FDA regulates the safety, efficacy and labeling of OTC drugs under the FD&C Act, either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the FTC Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.

        Any increase in FDA regulation of the Internet or other media for advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In November 2009, the FDA held hearings and solicited comments concerning its regulation of the promotion of pharmaceuticals and other medical products using the Internet and social media tools, indicating its concern about activities in these forums and its intention to consider additional regulations in this area. There is a reasonable possibility that Congress, the FDA or the FTC may alter their present policies on the advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Medical professional regulation

        A license under applicable state law is required to practice most healthcare professions. In addition, some state laws prohibit business entities from practicing medicine. We believe that we do not practice medicine and we have attempted to structure our services, strategic relationships and other operations to avoid violating any such state licensing and professional practice laws.

Anti-kickback laws

        There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our clients market products to or otherwise interact with healthcare providers. Also, in 2002, the Office of the Inspector General of the Department of Health and Human Services, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors, and payments of fees for services such as market research implicate the federal anti-kickback law.

HIPAA privacy standards

        The Privacy Standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. With our intended entry into the electronic health record market, these standards will apply directly to us for the first time. Historically, only covered entities were directly subject to potential civil and criminal liability under these standards, but the American Recovery and Reinvestment Act of 2009 expanded liability to business associates, including us.

Consumer protection regulations

        We are also subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. Advertising and promotional activities presented to visitors on our website and in our emails and other promotional communications are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various federal and state consumer protection laws. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. More recently, in 2009, the FTC released updated guidelines concerning the use of endorsements and testimonials, specifically citing examples of misleading promotions in online and social media settings.

        Although our sites are not directed at children and we do not allow children to obtain our clinical information or participate in our services, we may be subject to the Children's Online Privacy Protection Act, or COPPA, which restricts the distribution of materials considered harmful to children and imposes additional restrictions on the ability of online services to collect information from U.S. children under the age of 13. Our sites are not directed at children and we employ a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register to obtain our clinical information or participate in our services.

        The federal Deceptive Mail Prevention and Enforcement Act and certain state prize, gift or sweepstakes statutes may apply to contests and sweepstakes we run from time to time, and other federal and state consumer protection laws applicable to online collection, use and dissemination of data, and the presentation of website or other electronic content, may require us to comply with certain standards for notice, choice, security and access. In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

        In 2003, Congress passed the Fair and Accurate Credit Transactions Act, or FACTA, to reduce the risk of identity theft from the improper disposal of consumer information. FACTA requires businesses that collect consumer data, such as our business, to take reasonable measures to prevent unauthorized access to such information. FACTA's disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology.

Regulation of payments to physicians

        Recent legislation enacted or pending in several states mandates disclosure of certain gifts and payments by pharmaceutical companies to physicians. At the federal level, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 includes provisions requiring such disclosures nationwide. These laws may be interpreted to require disclosure or other regulation or limitation of honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. The federal legislation specifically excludes honorarium payments when, as in the case of our market research, the pharmaceutical company does not know the identity of the payee, and by its terms, the federal law preempts conflicting state laws, but it is unclear whether a state law requiring the disclosure of these payments would be considered conflicting or supplemental, and therefore not preempted. Although these laws are not directed at our company, because we provide market research services involving participants from our user network and provide gifts to physicians in other instances that could be attributed to a pharmaceutical company, these laws may have a negative impact on the continued sponsorship by pharmaceutical companies of these activities or the willingness of physicians to participate in such activities and may result in a decrease in this segment of our business.

Backlog

        Our backlog consists of firm purchase orders by customers for delivery as well as deferred revenue recorded on the balance sheet. As of December 31, 2010, backlog, including deferred revenue, was approximately $87 million, compared to approximately $81 million as at December 31, 2009. A majority of our unfilled orders will be recognized as revenue in fiscal 2011. Backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Employees

        As of December 31, 2010, we had 312 employees, including 112 in research and development, 97 in sales and marketing, 57 in client services, 38 in general and administrative and eight in information technology and facilities. None of our employees is covered by a collective bargaining agreement.

Long-Lived Assets and Revenues

        Our revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the United States. Revenue from clients outside the United States are not material for 2010. For the years ended December 31, 2008, 2009 and 2010 no single customer accounted for more than 10% of net revenue. All of our long-lived assets are located within the United States.

Executive officers of the registrant

        Our current executive officers and their respective ages and positions are:

Name	Age	Position
Rosemary A. Crane	51	President and Chief Executive Officer and Director
Paul F. Banta	50	Executive Vice President, General Counsel and Secretary
David B. Burlington	47	Chief Operations Officer
Joseph B. Kleine	47	Executive Vice President and Chief Commercial Officer
Patrick D. Spangler	55	Chief Financial Officer

        Rosemary A. Crane has served as our President since November 2009, Chief Executive Officer since February 2009 and has been a member of our board of directors since October 2008. From July 2004 to March 2008, Ms. Crane was a Company Group Chairperson for the over the counter, specialty and nutritionals businesses of Johnson & Johnson, Inc., a consumer health company, where her primary responsibilities included leadership and oversight of all operational functions of the business, including marketing, sales, research and development and finance. From July 2002 to July 2003, Ms. Crane was an Executive Vice President of global marketing for the pharmaceutical group of Johnson & Johnson, where her primary responsibilities included creating a new product development process and executing the worldwide launch for several new products and indications. From May 2000 to April 2002, Ms. Crane was President of the U.S. Primary Care division for Bristol-Myers Squibb, a pharmaceutical company, where her primary responsibilities included the operations, sales, marketing, medical, regulatory, managed healthcare and compliance departments for five product divisions. Ms. Crane holds a B.A. from the State University of New York, Oswego and an M.B.A. from Kent State University. Ms. Crane previously served on the Board of Directors of Targanta Therapeutics Corporation, which was acquired by The Medicines Company. Ms. Crane continues to be a valuable member of the board of directors in part due to her extensive experience in the pharmaceutical industry.

        Paul F. Banta has served as our Executive Vice President since May 2009, Secretary since 2001 and General Counsel since September 2000. From September 1997 to August 2000, Mr. Banta served as Senior Vice President of PCS Health Systems, a health solutions company, and as its Assistant General Counsel from February 1995 to August 1997. From June 1987 to January 1995, Mr. Banta was employed by Eli Lilly and Company, a pharmaceutical company, serving as corporate counsel from June 1989 to January 1995. Mr. Banta holds an A.B. from Bowdoin College and both a J.D. and an M.B.A. from Columbia University.

        David B. Burlington has served as our Chief Operations Officer since October 2010. From August 2005 to August 2010, Mr. Burlington served as Group Vice President, Applications and Technology for Taleo Corporation, a talent management software company where he was responsible for various business development and operational functions, including administration of strategic relationships and product development, strategy and management. From March 2001 to July 2005, Mr. Burlington served as Senior Vice President of Product Development for Comergent Technologies, Inc., an e-business software company. Mr. Burlington holds a B.S. from Santa Clara University.

        Joseph B. Kleine has served as our Executive Vice President and Chief Commercial Officer since February 2010. He joined Epocrates in January 2001 and has led our pharmaceutical industry sales effort for most of his tenure with us. In January 2008, he was named Senior Vice President, Healthcare Sales. From July 2000 to December 2000, Mr. Kleine served as Vice President of Sales and Marketing for PharmaPRN, a pharmaceutical services company. From October 1999 to July 2000, Mr. Kleine served as Senior Vice President of Strategic Planning and Business Development at Lyons Lavey Nickel Swift Inc., a full service advertising agency within the Omnicom network. From June 1988 to September 1999, Mr. Kleine served in various sales and marketing capacities at Eli Lilly and Company. Mr. Kleine holds a B.A. from Dickinson College and an M.B.A. from Duke University's Fuqua School of Business.

        Patrick D. Spangler has served as our Chief Financial Officer since September 2010. From May 2010 to September 2010, Mr. Spangler served as Operating Partner at Three Fields Capital, a private equity and venture capital firm, where he was responsible for evaluating the merits of investment opportunities and functioned as operating partner. From June 2009 to April 2010, Mr. Spangler served as Chief Financial Officer for High Jump Software Inc., a supply chain management software company. From April 2005 to January 2009, Mr. Spangler served as Senior Vice President and Chief Financial Officer for ev3 Inc., a medical device company, and as its Treasurer from April 2005 to February 2008, where he was responsible for various finance functions, including corporate planning, tax, treasury operations, corporate development, risk management and audit. From June 1997 to January 2005, Mr. Spangler served as Executive Vice President, Chief Financial Officer and Assistant Secretary for Empi, Inc., a company specializing in rehabilitative medical devices. From January 2005 to March 2005, Mr. Spangler served as a consultant to Empi, Inc. Mr. Spangler holds a B.S. from the University of Minnesota, an M.B.A. from the University of Chicago and an M.B.T. from the University of Minnesota. Mr. Spangler serves on the board of directors of Urologix, Inc.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report on Form 10-K. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

If we are unable to retain our existing users and attract new users, especially physician users, our revenue will decline and our business will suffer.

        A necessary condition to our long-term success is our ability to retain our existing users and attract new users, especially physician users in specialties of interest to our healthcare clients, to our interactive services and drug and clinical reference tools. If we are unable to do so, our revenue could decline materially.

        Most of our users use only our free drug reference product and may stop using the products at anytime without loss. Most of the paid subscriptions to our premium drug and clinical reference products have a term of one year and our users have no obligation to renew their subscriptions when such subscriptions expire. Under certain circumstances, our users may cancel their subscriptions prior to expiration or simply stop using the services before the subscription expires.

        Factors that may affect the retention rate of our existing users and the rate at which we attract new users for our drug and clinical reference tools include:

  •
  our ability to provide current, relevant and reliable healthcare content, drug and clinical reference tools, formulary hosting and other services that meet the needs of healthcare professionals, including physicians;

  •
  our ability to provide reliable applications and to enhance the functionality, availability, performance and features of our existing and future services to meet the evolving requirements and expectations of our existing and future users;

  •
  the availability, price, performance and functionality of competing products and services, including competing mobile, Web-based and traditional products and services, and electronic health records systems that incorporate drug and clinical reference tools;

  •
  deterioration of our reputation and brand for any reason, including user concerns with our privacy practices or our relationships with the healthcare industry; and

  •
  the ability of the developers of mobile operating systems and mobile devices with which our products are compatible to remain competitive in the marketplace and to be adopted into medical practice and practice workflow.

        In addition, our paid products compete with free products offered by competitors or those available through online resources and searches which can be accessed through most mobile devices. The availability of download sites such as the Apple App StoreSM that offer numerous free or low-priced competing products at one location has also reduced the demand for our paid subscription products. We expect the use of such sites to expand, reducing the number of paying users for our drug and clinical reference tools as a percentage of total users.

        In addition to the loss of subscription revenue, our inability to attract or retain users, especially physician users, may cause an even more significant decline in revenue from our interactive services. Revenue from such services is tied directly to our ability to maintain a large user network of healthcare professionals that is attractive to our industry clients.

If we have an insufficient number of users, especially physician users, with desired characteristics for some of our interactive services or those users do not update their mobile devices with sufficient frequency, we may become unable to timely fulfill the demand for some of our interactive services from healthcare companies.

        Our ability to meet the demand for delivering clinical messages, formularies and other sponsored content to users' mobile devices is dependent upon our having a sufficient number of users, especially physician users, with desired characteristics, such as specialty and prescribing habits, updating their mobile devices through our servers with sufficient frequency during the period for delivery of the service. In addition, we have established business rules and structured our technology to limit the number of DocAlert messages and the mix of sponsored and non-sponsored messages delivered during any single update by a user in order to promote the quality of the user's experience with the clinical messaging service. It is possible that an insufficient number of users will update during a given service period for our interactive services, or that demand for promotional clinical messaging sponsorship will exceed the available supply for all or a subset of our users. In either of these events, our healthcare clients could become dissatisfied with our service. As a result, we may be unable to grow our interactive services revenue beyond the bounds of our business rules and technology structure, and changes to such business rules or technology structure could cause our users' satisfaction with and response to our interactive services to decrease, which could make such changes ineffective in addressing such inability to grow these revenues.

If the response of our users, especially physician users, to our interactive services decreases, the value of these services will be reduced and our revenue will decline.

        In the past, we have obtained a positive response from our users to our interactive services, including offers to participate in market research studies, sponsored clinical messaging and other forms of communication. If, however, our users, particularly physician users, become less responsive to receiving communications or participating in such services, or elect not to use new services that we may offer, the value of these interactive services will likely decline. This could cause our revenue to remain flat or to decline.

If we are unable to continue to provide current, relevant and reliable drug and clinical reference tools and services, we will be unable to retain and attract users to our services and our revenue may decline.

        Use of our clinical information and interactive services is based upon our ability to make available current, relevant and reliable drug and clinical reference tools, formulary hosting and other services that meet the needs of our users. Our ability to do so depends on our ability to:

  •
  hire and retain qualified physician and pharmacist editors and authors;

  •
  license accurate and relevant content from third parties;

  •
  contract with health plans and insurers to host formulary information; and

  •
  monitor and respond to changes in user interest in specific topics.

        For several of the clinical references included in our Epocrates® Essentials and Epocrates® Essentials Deluxe products, we are particularly dependent on third-party content providers. For example, we license Stedman's Medical Dictionary 28th Edition and information regarding ICD-9 and CPT® codes from third parties.

        We cannot assure you that we will be able to continue to develop or acquire needed content at a reasonable cost, that there will not be errors or omissions in our developed or licensed content, or that our competitors will not obtain exclusive access to or develop content that healthcare professionals consider superior to ours. If any of these risks materialize for any reason, the value of the content and services that we offer would diminish. As a result, we may be unable to attract and retain users.

If we are unable to maintain credibility of our brand, our business and financial condition could suffer.

        The credibility of our brand is dependent in large part on the medical community's continued perception of us as independent from our healthcare industry clients, particularly pharmaceutical companies. If healthcare professionals believe that we are too closely associated with such clients as a result of the revenue we receive from their purchase or sponsorship of our interactive services, the credibility of our brand will diminish. Although we take precautions to remain independent from our healthcare industry clients, including separating the development of our application content from our commercial dealings with such clients and clearly labeling the source and responsibility of sponsored messages, programs and activities, we cannot assure you that the medical community will view our content as sufficiently unbiased. If the credibility of our brand is damaged, it will be difficult, expensive and time-consuming to restore the quality of our brand with healthcare professionals and our business could suffer.

We are dependent upon our senior executive management and other highly specialized personnel and the loss or failure to identify, hire, motivate and retain additional highly specialized personnel could negatively impact our ability to grow our business.

        Our success and the execution of our growth strategy depend largely on the continued service of our senior executive management team. Several members of our management team, including our President and Chief Executive Officer, Chief Financial Officer and Chief Operations Officer have been with us for a relatively short period of time. Although these executives have joined us with a significant amount of professional experience, our future success could be hindered by their limited exposure to our business. Moreover, the loss of key members of our management team could have a negative impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of our management team in a timely manner, or at all, on acceptable terms.

        Our future success and the execution of our growth strategy also depend largely on our continuing ability to identify, hire, develop, motivate and retain highly specialized personnel, including software engineers, clinician authors and other technical, sales and marketing personnel. Our competitors, employers in other industries, healthcare providers, academic institutions and governmental entities and organizations also often seek persons with similar qualifications. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary and benefit costs that are acceptable to us.

If we are unable to adopt new technologies and offer our products and services on new and existing mobile platforms, we will be unable to retain and attract users to our services and our revenue may decline.

        To keep pace with technological developments, satisfy increasingly sophisticated client requirements and sustain market acceptance, we will need to continue to deploy new tools and features for our clinical information and interactive services and develop new offerings with enhanced performance and functionality at competitive prices, including the incorporation of sophisticated clinical information into our electronic health record product. Accordingly, we will need to properly identify user needs, anticipate technological advances and potentially offer our products and services on new and existing mobile platforms.

        The development and application of new technologies involve time, substantial costs and risks. Our inability, for technological or other reasons, to enhance, develop and introduce services in a timely manner, or at all, in response to changing market conditions or client requirements could result in our services losing market acceptance, and therefore adversely affect our operating results. The new technologies may be significant and expensive, and we cannot assure you that we will be able to implement them quickly and efficiently, or at all. Failure to do so could inhibit our ability to attract or retain users, which may cause our revenue to decline.

Our software applications and systems may contain defects or errors which could negatively affect our reputation and impair our ability to retain and attract users to our applications and clients purchasing our services.

        While we test our applications and systems for defects and errors prior to release, defects or errors have been identified from time to time by our internal team and by our users and clients after release. Such defects or errors may occur in the future, particularly with respect to our electronic health records, or EHR, product, which is significantly more complex than the products and services that we currently offer.

        Any defects or errors that affect the quality or reliability of our products and services or that cause interruptions to the availability of our services could result in:

  •
  lost or delayed market acceptance and sales of our applications and services;

  •
  loss of users and clients;

  •
  inability to attract new users and clients;

  •
  product liability or breach of contract suits against us;

  •
  diversion of development resources;

  •
  injury to our brand and reputation; and

  •
  increased maintenance and warranty costs.

        While our subscription and interactive services agreements typically contain limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

The healthcare information market is highly competitive and we face significant competition for our drug and clinical reference tools and interactive services.

        The markets in which we participate are competitive, dynamic and subject to developments in technology and the healthcare industry. Currently, we compete with other companies for users of the types of drug and clinical reference tools that we offer and for budget dollars from our pharmaceutical, managed care and market research clients.

        We compete within a broad industry of healthcare content providers for the attention of healthcare professionals, who can choose to use mobile, online or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc. Competition from each of these sources of clinical reference content may lead to a reduction in the retention of our existing users and the rate at which we attract new users for our clinical information.

        Our primary competition for the promotional spend available from our clients in the area of interactive services is from companies, including WebMD, that help pharmaceutical companies market their products, programs and services to healthcare professionals.

        In addition, our market research business competes with numerous companies which recruit physicians to participate in surveys, often by phone, fax, email or surface mail. We also compete with the recruitment arms of market research companies that have assembled their own survey panels of healthcare professionals. To the extent competing channels are available to access healthcare professionals, including physicians, the value of our interactive services to our clients is reduced.

        Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. They may also be better able to develop and deploy new products and services or to take advantage of new technologies than we are. Our inability, for technological or other reasons, to enhance, develop and introduce services in a timely manner, or at all, in response to changing market conditions, technology or client requirements could result in our services losing market acceptance, and therefore adversely affect our operating results. New technologies may be significant and expensive, and we cannot assure you that we will be able to implement them quickly and efficiently, or at all. We cannot assure you that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

        Moreover, the competitive market in which we participate may require us to reduce the prices of our services or the rates we charge our clients. If our competitors offer discounts on certain applications or services, we may be required to reduce prices or offer our products on terms less favorable to us to compete successfully. A reduction in the prices of our services would reduce our margins. Some of our competitors may offer bundled products for promotional purposes or as a long-term pricing strategy. These practices could, over time, limit the prices that we can charge for our services. If we cannot offset price reductions with a corresponding increase in sales volume, our operating results would be adversely affected.

We have invested significant resources in the development of an electronic health record product, but the market for such products is competitive, our product has not yet been released and we have limited experience in that market.

        EHRs are significantly more complex than the products and services that we have historically offered to healthcare professionals, involving sensitive personal health information protected by the Health Insurance Portability and Accountability Act, or HIPAA, and other laws as well as sophisticated data exchanges associated with electronic prescribing and other transactions. In addition, we will be dependent upon a number of vendors for components of the services associated with our EHR product, including lab ordering and retrieval, electronic prescribing and other matters. Many of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. In addition, under the American Recovery and Reinvestment Act of 2009, incentives to physicians and others will be available beginning in 2011 for the acquisition and use of EHRs, but only if those EHRs are certified and the use of the EHR constitutes "meaningful use" as will be defined by the law. Our EHR product has not yet been released or certified, and there is no guarantee that our product will be certified or that use of it will qualify for "meaningful use." Even if our product meets these requirements, we may be too late to the market to compete for the growing numbers of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. Moreover, even if our EHR product is certified and qualifies for "meaningful use," numerous factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder client acceptance of the product.

We are not compatible with all mobile platforms.

        Our mobile clinical information is not compatible with all mobile platforms. While we offer online services, the majority of our users and our interactive services are on mobile devices. We depend on the continuing compatibility of our clinical information and services with mobile operating systems and mobile devices and with evolving industry standards and protocols to run our mobile clinical information.

        In addition, we are dependent on the ability of the developers of mobile platforms with which our drug and clinical reference tools are compatible to remain competitive in the medical community and the general marketplace. To remain competitive, developers of such mobile platforms may need to timely enhance their products, develop new operating systems or devices or take other actions which are outside of our control. If a mobile platform that is incompatible with our products achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources becomes more attractive than what is offered for mobile platforms, we may be unable to retain or attract users to our products. In particular, our mobile products are not compatible with Symbian-based devices.

We may not sustain our revenue growth, and we may not be able to manage future growth effectively.

        We have experienced significant revenue growth in a short period of time. Our revenue increased from $83.3 million for the year ended December 31, 2008 to $104.0 million for the year ended December 31, 2010. You should not rely on our revenue growth, gross margins, or operating results for any prior quarter or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in absolute dollars, we may not sustain our recent profitability and our share price could decline.

        Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, among other things, we must effectively:

  •
  add additional sales and marketing personnel in various locations;

  •
  control expenses;

  •
  maintain and enhance our information technology support for enterprise resource planning, accounting and design engineering by adapting and expanding our systems and tool capabilities;

  •
  recruit, hire, train and manage additional qualified people; and

  •
  manage operations in multiple locations and time zones.

        We are increasing our investment in research and development, sales and marketing, general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments, if any, may be lower, may develop more slowly than we expect, or may not materialize.

        If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy client requirements, maintain product quality, execute our business plan, or respond to competitive pressures, which could result in lower revenue and profitability and a decline in our share price.

Our operating results have fluctuated and are likely to continue to fluctuate, which might make our quarterly results difficult to predict and could cause our stock price to decline or exhibit volatility.

        Our operating results are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

  •
  demand for and market acceptance of our services;

  •
  factors relating to pharmaceutical company budget cycles and other factors that may affect the timing of promotional campaigns for specific products or demand for our services by our clients;

  •
  changes in pharmaceutical company demand as a result of delays or changes in product approvals, changes in marketing strategies, modifications of client budgets and similar matters;

  •
  the length of sales cycles and fulfillment periods of our services to pharmaceutical companies and other segments of the healthcare industry;

  •
  expansion of marketing and support operations;

  •
  the timing of new product introductions, including our new EHR product, and product enhancements by us or our competitors; and

  •
  the cost of being a public company.

        The majority of our clinical information subscriptions have terms of one year and our contracts with our other healthcare industry clients for our interactive services typically range from one to three years. We cannot assure you that our current users and other clients will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer.

        In addition, the time between the date of the signing of the contract with a client for a program, the actual fulfillment of the services under such contract and the revenue recognition associated with such revenues may be lengthy, especially for larger contracts with multiple deliverables, and may be subject to delays over which we have little or no control, including those that result from the client's need for internal approvals. Other factors that could affect the timing of our interactive services revenue include:

  •
  variations in the marketing budgets allocated for the types of services we offer;

  •
  the timing of federal Food and Drug Administration, or FDA, approval for new pharmaceutical products or for new approved uses for existing products;

  •
  regulatory concerns related to the marketing of pharmaceutical products; and

  •
  factors that may affect the timing of promotional campaigns for specific products.

Because we recognize revenue from our drug and clinical reference tool subscriptions and certain of our interactive services over the term or at the end of the service period, a significant downturn in our business may not be reflected immediately in our operating results, which may make it more difficult to evaluate our prospects.

        We recognize revenue from subscription agreements monthly over the terms of these agreements, which are typically one year. In most cases, we recognize revenue from our interactive services over the terms of these agreements or upon delivery of each service element. As a result, a significant portion of the revenue we report in each quarter is generated from subscription and service agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions or service agreements in any one quarter may not materially affect our financial performance in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our costs, many of which are fixed, in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our services may not be reflected in our short-term results of operations, which would make our reported results less indicative of our future prospects.

Developments in the healthcare industry could negatively affect our business.

        Most of our revenue is derived from the healthcare industry and could be reduced by changes affecting healthcare spending. General reductions in expenditures by healthcare companies could result from, among other things:

  •
  government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, pharmaceutical companies, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

  •
  consolidation of healthcare companies;

  •
  reductions in governmental funding for healthcare; and

  •
  adverse changes in business or economic conditions affecting healthcare payors or providers, the pharmaceutical industry or other healthcare companies.

        We are particularly dependent upon pharmaceutical companies for our interactive services revenue. Our business will be harmed if business or economic conditions or government regulations result in the reduction of purchases by such clients, the non-renewal of our agreements with such clients, or the need to materially revise our offerings.

        Even if general expenditures by healthcare companies remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific segments of the market we serve or are planning to serve. For example, purchase of our services could be affected by:

  •
  a decrease in the number of, or the market exclusivity available to, new drugs coming to market;

  •
  decreases in marketing expenditures by pharmaceutical companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical companies;

  •
  state or federal legislation requiring the disclosure of, or otherwise regulating, honorarium payments to physicians for participation in market research activities; and

  •
  changes in the design of health insurance plans.

        In addition, our clients' expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to services of the types we provide.

        The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

We may be subject to claims brought against us as a result of the services we provide.

        Healthcare professionals access information, including information regarding particular medical conditions and the use of particular medications, through our drug and clinical reference tools, interactive services and, when launched, our EHR product. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third party content, it is possible that patients, physicians, consumers, the providers of the third party content or others may sue us if they are harmed as a result of such inaccuracies. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content and we have had content errors in the past. Although our agreements for the performance of our services contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by users or third parties that our online agreements are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and financial condition and require costly changes to our business.

        In addition, third parties may assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could also be subject to claims for indemnification resulting from infringement claims made against our clients and third-party service providers for third-party products and content that are incorporated into our clinical information if they are found to infringe the intellectual property rights of others, which could increase our defense costs and potential damages. Any of these events could be expensive and time consuming to resolve or defend, may require us to change our business practices and could have a negative effect on our business, operating results and financial condition.

        We could be required to spend significant amounts of time and money to defend ourselves against any such claims. Although we may be indemnified against such costs, the indemnifying party may be unable to fulfill its obligations. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from our operations. We maintain general liability insurance coverage, including coverage for errors and omissions, however this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could disclaim coverage as to any future claim. In addition, our business is based on establishing the reputation of our services as trustworthy and reliable sources of clinical information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm our reputation and business.

Healthcare and consumer protection regulations and legislation create risks and challenges with respect to our compliance efforts and our business strategies.

        The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear, particularly as we develop and release new and more sophisticated products and services. In particular, many existing healthcare laws and regulations, when enacted, did not contemplate the clinical information and interactive services that we provide. However, these laws and regulations may nonetheless be applied to our services. We are also subject to various federal and state consumer protection laws. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare and consumer protection regulations are as follows:

        Regulation of drug and medical device advertising and promotion.    We provide services involving promotion of prescription and over-the-counter drugs and medical devices. Any increase in regulation of these areas by the FDA, the Federal Trade Commission, or FTC, or other governmental bodies at the federal, state or local level, could make it more difficult for us to contract for certain of our interactive services. Physician groups and others have criticized the FDA's current policies and have called for restrictions on advertising of prescription drugs and for increased FDA enforcement. In response, the FDA has conducted hearings and sought public comment regarding its regulation of information concerning drugs on the Internet and the relationships between pharmaceutical companies and those disseminating information on drugs. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such marketing and advertising. Our interactive services revenues could be materially reduced by additional restrictions on the marketing or advertising of prescription drugs and medical devices, whether imposed by law or regulation or by policies adopted by industry members.

        If the FDA, the FTC or another governmental body finds that any information available on our website or distributed by us violates FDA, FTC or other laws or regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state's consumer protection statutes or other new or existing laws.

        Anti-kickback laws.    Healthcare anti-kickback laws prohibit any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws may restrict how we and some of our clients market products to healthcare providers. The laws in this area are broadly written and it is often difficult to determine precisely how the laws will be applied in specific circumstances. Penalties for violating the federal anti-kickback laws include imprisonment, fines and exclusion from participating, directly or indirectly, in federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our operations. Even an unsuccessful challenge by regulatory authorities of our practices could result in negative publicity and it could be costly for us to respond.

        Legislation relating to payments to physicians.    Recent legislation enacted or pending in several states and enacted at the federal level as part of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These state laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our user network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond if such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians' willingness to participate in such studies could negatively impact our operating results.

        Medical professional regulation.    The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We do not believe that we engage in the practice of medicine and we have attempted to structure our services, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We employ and contract with physicians who provide only medical information to users, some of whom may be consumers, and we do not intend to provide medical care or advice. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

        Anti-spam regulation.    We may also be required to comply with current or future anti-spam legislation by limiting or modifying some of our interactive services, such as our clinical messaging, which may result in a reduction in our revenue. One such law, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. CAN-SPAM or similar laws may impose burdens on our user communication practices and on certain of our services, which in turn could harm our ability to attract new clients and increase revenues.

        Privacy and other consumer protection regulation.    The Children's Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and we employ a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register to obtain our clinical information or participate in our services. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

        The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website or other electronic content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. A number of states, including California, have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

        In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future which may increase the chance that we violate them unintentionally. Any such developments, or developments stemming from enactment or modification of other laws, or the failure to accurately anticipate the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our business.

        In connection with our planned entry into the EHR market, we have begun to handle personal health information and therefore have become subject to HIPAA's numerous requirements regarding the handling and use of the information subject to its requirements. The failure to accurately anticipate the application or interpretation of this law as we develop our EHR product or a failure by us to comply with its requirements could create liability for us, result in adverse publicity and negatively affect our business.

We rely on Internet service providers, co-location data center providers, other third parties and our own systems for key aspects of the process of providing and updating content to our users and performing services for our clients, and any failure or interruption in the services provided by these third parties or our own systems could harm our business.

        Our users expect to be able to update our applications and access our services 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems, as well as third party vendors, including a co-location service provider and Internet service providers, to provide our online services.

        We have computing and communications hardware operations located at our facilities in San Mateo, California, and in a co-location service administered by AT&T, Inc. in Redwood City, California. In the event of a catastrophic event at one of these sites, we may experience an extended period of system unavailability which could negatively impact our relationship with users and adversely affect our brand and our business. In particular, both of our co-location facilities are located in the same seismically active location in the San Francisco Bay Area.

        Any disruption in the network access or co-location services provided by these third party providers or any failure of or by these third party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third party vendors, which increases our vulnerability to problems with services they provide.

        Any errors, failures, interruptions or delays experienced in connection with these third party technologies and interactive services or our own systems could negatively impact our relationships with users and clients, adversely affect our brand and our business and potentially expose us to liability to third parties. Although we maintain insurance for our business, the coverage under our policies generally only covers losses due to our negligence, and therefore may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

If the systems we use to provide our services experience security breaches or are otherwise perceived to be insecure, our business could suffer.

        We retain and transmit confidential information in the processing centers and other facilities we use to provide online services. It is critical that such facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. As we enter the EHR market and begin to handle personal health information, we become subject to HIPAA, which increases our liability in the event of security breaches. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services and could subject us to legal claims from our clients and users, including claims for breach of contract or breach of warranty, or regulatory enforcement actions against us by the government.

We may not be successful in protecting our intellectual property and proprietary rights.

        Our success depends to a significant degree on our proprietary technology and ability to establish, maintain and enforce our intellectual property rights. We rely on a combination of copyright, trademark, trade secret, patent and other intellectual property laws and confidentiality procedures to protect our proprietary rights. Despite these measures, any of our intellectual property rights could, however, be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

        Our pending patent and trademark registration applications may not be allowed, and our competitors or other third parties may challenge the validity or scope of our patents or trademark registrations. If the patents or trademark registrations we seek do not issue, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. There can also be no assurance that any of our issued patents or registered trademarks, or any patents and trademarks that may issue in the future, will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by our competitors or other third parties or found by a judicial authority to be invalid or unenforceable.

        We enter into confidentiality and invention assignment agreements with our employees and consultants and with the parties with whom we have strategic relationships and business alliances, and our agreements with subscribers limit their use of the software and content provided to them. These agreements may be breached and we may not have adequate remedies for any such breach. Further, no assurance can be given that these agreements will be effective in preventing the unauthorized access to, or use of, our clinical and other proprietary information or the reverse engineering of our technology. In any event, these agreements do not prevent our competitors from independently developing technology or authoring clinical information that is substantially equivalent or superior to our technology or the information we distribute.

        Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation could result in substantial costs and diversion of management resources and can put our patents at risk of being invalidated or interpreted narrowly. The occurrence of any of these events may seriously harm our business.

We may be subject to claims by third parties that we are infringing their intellectual property, we may be prevented from selling certain services and we may incur significant expenses in resolving these claims.

        Much of our business relies on technology and content developed or licensed by third parties. We also expect to seek to license technology and content from third parties for future products and services. We may not be able to obtain or continue to obtain licenses, content and technologies from these third parties on commercially reasonable terms or at all. Our inability to retain our current third party licenses or obtain third party licenses required to develop new products or product enhancements could require that we change our product and design plans, any of which could harm or delay our ability to sell our products and adversely affect our business.

        We may receive claims of intellectual property infringement from third parties or otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a negative effect on our business. We expect that software application developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. Third parties may also claim that the technology that we acquire or license from other third parties infringes their intellectual property rights and we may not be indemnified for such claims.

        We may also be required to indemnify our clients and third-party service providers for third-party products and content that are incorporated into our clinical information if they are found to infringe the intellectual property rights of others. Although many of our third-party service providers are obligated to indemnify us if their products infringe the rights of others, such indemnification may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.

        Litigation could be costly for us to defend, distract management's attention and resources, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products or to obtain licenses to any intellectual property we may be found to infringe. Claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. There can be no assurance that any such litigation can be avoided or successfully concluded.

Our use of "open source" software could adversely affect our ability to sell our products and subject us to possible litigation.

        A significant portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called "open source" software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software as well as distribute our products that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code, however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of certain of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business.

We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services.

        Online user privacy is a major concern in both the United States and abroad. The European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada's Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use or disclose personal information in the course of commercial activities. We have privacy policies posted with our services that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. United States and international privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our online services and could harm our business. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. Further, we cannot assure you that the privacy policies and other statements on our applications or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. In the conduct of our market research activities outside the United States, we rely upon a third party to identify and recruit respondents for the market research and to comply with the applicable privacy laws in each jurisdiction in which it operates. If this third party failed to comply with such laws, it could affect its ability to continue to support our business or negatively affect our reputation.

        The Privacy Standards under HIPAA establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. With our planned entry into the EHR market, we will become subject to HIPAA and other similar state and federal laws governing the collection, dissemination, use, access to and confidentiality of patient-identifiable information.

Some users of our products and services are located outside of the United States, we recruit for market research internationally and we may in the future establish international operations and, as a result, face diverse risks related to engaging in international business.

        Although the substantial majority of our users are located in the United States, we currently have users in numerous other countries. We are, or may become, subject to the risks of conducting business internationally, including:

  •
  unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

  •
  exposure to a broader, more diverse set of regulations;

  •
  more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

  •
  changes in a specific country's or region's political or economic conditions;

  •
  unfavorable currency exchange rates;

  •
  exposure to competitors who are more familiar with local markets;

  •
  limited or unfavorable intellectual property protection; and

  •
  restrictions on repatriation of earnings.

        In addition, in the future, we may expand geographically through product development and strategic alliances. However, our products and services may not be accepted in international markets and any potential international operations involve a variety of risks. We have limited experience in marketing, selling and supporting our services abroad. In addition, while Symbian is the most widely used mobile operating system in Europe, our clinical information and interactive services are not compatible with Symbian based devices. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, and rules of the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2011, and potentially our independent registered public accounting firm beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2012. Our compliance with Section 404 of the Sarbanes Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

        Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal control from our auditors as required under Section 404 of the Sarbanes Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on the trading price for our common stock, and could adversely affect our ability to access the capital markets.

If we acquire or invest in other companies, assets or technologies and we are not able to effectively integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

        If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe to be strategic, such as our recent acquisition of Modality, Inc. We do not have significant experience in acquisitions and investments in other companies, and our acquisition of Modality exposes us, and if we acquire or invest in additional companies, assets or technologies, we will be further exposed, to a number of risks, including:

  •
  we may find that the acquired company, asset or technology does not further our business strategy, that we overpaid for the company, asset or technology or that the economic conditions underlying our acquisition decision have changed;

  •
  we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

  •
  we may encounter difficulty entering and competing in new product or geographic markets, and we may face increased competition, including price competition or intellectual property litigation; and

  •
  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

        In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash, including the proceeds of this offering. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share amounts might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

        We significantly expanded our operations in 2009 and 2010. For example, during the period from December 31, 2008 to December 31, 2010, we increased the number of our employees and full-time contractors by approximately 39%, from 255 to 354. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, particularly the development of our EHR solution, projected increases in our user network and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems and procedures. Further, we intend to grow our business by developing new product and service offerings and pursuing new clients. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy client requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

Business interruptions due to natural disasters and other events could adversely affect our business.

        Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication losses, terrorist attacks and acts of war. For example, the majority of our operations are based in Northern California near major earthquake faults that are considered seismically active. Such events, whether natural or manmade, could cause severe destruction or interruption to our operations, and as a result, our business could suffer serious harm.

        Although we carry business interruption insurance, it only covers some, but not all, of these potential events, and even for those events that are covered, may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our brand, reputation and client loyalty.

Risks related to ownership of our common stock

As our common stock has only recently become publicly traded, we expect that the price of our common stock may fluctuate substantially.

        Prior to our initial public offering on February 2, 2011, there had been no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

  •
  quarterly variations in our operating results, or the operating results of our competitors;

  •
  the timing of revenue recognition;

  •
  the volume and timing of orders from our clients and users;

  •
  the announcement of new products or service enhancements by us or our competitors;

  •
  announcements related to litigation;

  •
  changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

  •
  the depth and liquidity of the market for our common stock;

  •
  changing legal or regulatory requirements;

  •
  developments in our industry or the medical or pharmaceutical industries generally; and

  •
  general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

        In addition, the stock market has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of our management's attention from our business.

Securities analysts may not initiate coverage of our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

        Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. In addition, the trading market for our common stock may be affected in part by the research and reports that industry or financial analysts do publish about us or our business. If one or more of the analysts who elect to cover us downgrades our stock, our stock price may decline. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

        If our stockholders sell substantial amounts of our common stock in the public market or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline. As of February 28, 2011, we had 23,369,062 shares of common stock outstanding. All of the 5,360,000 shares offered in our initial public offering and the 804,000 shares offered upon the exercise of the overallotment option, both of which closed on February 7, 2011, will be freely tradable without restriction or further registration under the federal securities laws, unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act of 1933. Of the remaining shares outstanding, 17,205,062 shares may be sold pursuant to Rule 144 and 701 upon the expiration of lock-up agreements that expire 180 days after the date of our initial public offering unless otherwise extended or waived.

        Existing stockholders holding an aggregate of 12,337,300 shares of common stock, including 16,540 shares of common stock issuable upon the exercise of an outstanding warrant, will have rights, subject to some conditions, that permit them to require us to file a registration statement with the SEC or include their shares in registration statements that we may file for ourselves or other stockholders. If we register the sale of their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market. On March 17, 2011, we registered an additional 7,455,263 shares of common stock for issuance under our stock plans. As of February 28, 2011, 6,175,475 shares were subject to outstanding options, with a weighted average exercise price of

$9.58 per share, of which 3,409,740 shares were vested. In addition, 159,620 shares were subject to outstanding restricted stock units, of which 19,650 shares were vested. These shares can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

        As of February 28, 2011, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 51.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds of our initial public offering for working capital and general corporate purposes.

        The net proceeds of our initial public offering of $65.1 million which closed on February 7, 2011 (including proceeds from the exercise of the overallotment option) were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes. Other than the repayment of cumulative dividends, we have not determined the specific allocation of the net proceeds of our initial public offering. Our management will have broad discretion over the use and investment of the net proceeds of our initial public, and accordingly investors will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning management's specific intentions. Our management may spend a portion or all of the net proceeds from this offering in ways that our stockholders may not desire or that may not yield a favorable return. The failure of our management to apply the net proceeds of our initial public offering effectively could harm our business, financial condition and results of operations.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that could discourage a takeover.

        In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws which became effective upon completion of our initial public offering on February 7, 2011 contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions, to be set forth in our amended and restated certificate of incorporation or amended and restated bylaws that became effective upon the completion of our initial public offering on February 7, 2011, include:

  •
  our board of directors will be authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

  •
  advance notice will be required of stockholders to nominate candidates to serve on our board of directors or to propose matters that can be acted upon at stockholder meetings;

  •
  stockholder action by written consent will be prohibited;

  •
  special meetings of the stockholders will be permitted to be called only by a majority of our board of directors, the chairman of our board of directors or our chief executive officer;

  •
  stockholders will not be permitted to cumulate their votes for the election of directors;

  •
  newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors, even though less than a quorum is then in office;

  •
  our board of directors will be expressly authorized to modify, alter or repeal our amended and restated bylaws; and

  •
  stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least two-thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

        We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We have offices located in San Mateo, California and East Windsor, New Jersey, Ewing, New Jersey, and Durham, North Carolina. Our San Mateo office consists of approximately 59,236 square feet of office space pursuant to a lease that is set to expire on December 31, 2014. Our East Windsor office consists of approximately 11,286 square feet of office space pursuant to a lease that is set to expire on December 31, 2012. Our Ewing, New Jersey office consists of approximately 20,478 square feet of office space pursuant to a lease that is set to expire on March 31, 2014. Our Durham, North Carolina office consists of approximately 3,871 square feet of office space pursuant to a lease that is set to expire on September 30, 2012.

Item 3.    Legal Proceedings

        On February 25, 2011, we received a letter from the SEC informing us that the SEC was conducting an investigation and attaching a subpoenafor certain information and documents related to our expert network services, including our relationship with Hudson Street Services, a Goldman, Sachs & Co. business. We are cooperating with the SEC and complying with the subpoena. While the SEC's letter states that, at this time, it has not concluded any violations of securities laws have occurred, we can make no guarantee that legal action will not result from this inquiry. In addition, although we are complying with the subpoena, our compliance could be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention.

        From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been traded on the NASDAQ Global Market under the symbol "EPOC" since February 2, 2011. Prior to this date, there was no public market for our common stock.

        On February 28, 2011, the closing price as reported on the NASDAQ Global Market of our common stock was $21.70 per share. As of February 28, 2011, we had approximately 193 stockholders of record of our common stock.

        We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

        During the twelve months ended December 31, 2010, we granted options in unregistered transactions to purchase an aggregate of 1,650,109 shares of common stock at a weighted average exercise price of $13.39 per share to our employees. During such period, options were exercised in unregistered transactions to purchase 664,136 shares for cash consideration in the aggregate amount of $2.7 million. During the twelve months ended December 31, 2010, we awarded 151,569 restricted stock units in unregistered transactions to our employees. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation. Shares of common stock to be issued pursuant to awards (including options) under our equity incentive plans were registered on our Registration Statement on Form S-8 filed with the SEC on March 17, 2011.

Use of Proceeds

        On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 5,360,000 shares of common stock at a public offering price of $16.00 per share and an aggregate offering price of $85.8 million, of which 3,574,285 shares were sold by us for an aggregate offering price of $57.2 million, and 1,785,715 shares were sold by the selling stockholders for an aggregate offering price of $28.6 million. On February 3, 2011, the overallotment option of 804,000 shares was exercised at a price of $16.00 per share for an aggregate of $12.9 million, all of which were sold by us, and the offering was completed with all of the shares subject to the registration statement having been sold. The managing underwriters were J.P Morgan Securities LLC, Piper Jaffray & Co., William Blair & Company, LLC, and JMP Securities LLC.

        As a result of our initial public offering and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62 million, after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our initial public offering of approximately $2.8 million, which amount is our reasonable estimate of the expenses actually incurred. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates. The net proceeds were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our affiliates.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read together with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and accompanying notes appearing elsewhere in this report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. The results of the acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our historical results are not necessarily indicative of our future results.

        We derived the consolidated statements of operations data for the fiscal years ended December 31, 2008, 2009 and 2010 and the consolidated balance sheets data as of December 31, 2009 and 2010 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2006 and 2007 and the consolidated balance sheets data as of December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements, which are not included in this report.

Common Stock Split

        An Amended and Restated Certificate of Incorporation effecting a 1-for-0.786 reverse split approved by our board of directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011. All information related to common stock, stock options, restricted stock units and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

Consolidated statements of operations data

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands except per share information)
Total revenues, net	$49,517	$65,611	$83,345	$93,654	$103,988
Total cost of revenues(1)	17,371	22,805	24,786	29,452	31,730

Gross profit	32,146	42,806	58,559	64,202	72,258
Operating expenses:(1)
Sales and marketing	14,975	16,887	18,167	22,704	30,424
Research and development	8,748	10,519	12,430	14,663	19,717
General and administrative	10,725	11,983	14,888	11,587	15,729
Change in fair value of contingent consideration	—	—	—	—	(1,034)

Total operating expenses	34,448	39,389	45,485	48,954	64,836

Income (loss) from operations	(2,302)	3,417	13,074	15,248	7,422
Interest income	1,078	1,714	1,180	127	93
Interest expense	—	(285)	(855)	(855)	(214)
Other income (expense), net	(189)	(233)	545	(73)	—
Gain on sale-leaseback of building	—	—	—	—	1,689

Income (loss) before income taxes	(1,413)	4,613	13,944	14,447	8,990
Benefit (provision) for income taxes	(28)	21,126	(6,510)	(6,788)	(5,187)

Net income (loss)	(1,441)	25,739	7,434	7,659	3,803
Less: accretion of Series B mandatorily redeemable preferred stock dividends	3,754	3,747	3,523	3,523	3,523
Less: allocation of net income to participating preferred stockholders	—	14,965	2,290	2,433	167

Net income (loss) available to common stockholders—basic	$(5,195)	$7,027	$1,621	$1,703	$113
Undistributed earnings re-allocated to common stockholders	—	1,447	219	205	13

Net income (loss) available to common stockholders—diluted	$(5,195)	$8,474	$1,840	$1,908	$126

Net income (loss) per common share—basic	$(0.96)	$1.18	$0.21	$0.22	$0.01

Net income (loss) per common share—diluted	$(0.96)	$1.06	$0.19	$0.20	$0.01

Weighted average shares used in computing net income (loss) per common share—basic	5,414	5,967	7,847	7,758	7,558
Weighted average shares used in computing net income (loss) per common share—diluted	5,414	7,966	9,852	9,491	9,145

(1)
Stock-based compensation is included in cost of revenue and operating expenses in the following amounts (in thousands):

Cost of revenues	$58	$178	$158	$213	$272
Sales and marketing	503	1,127	676	1,221	1,741
Research and development	334	747	511	899	1,512
General and administrative	374	1,135	2,275	2,201	2,831

Consolidated balance sheet data

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands except per share information)
Cash, cash equivalents, and short-term investments	$25,804	$72,620 (1)	$58,265	$65,319	$54,684
Total assets	42,688	135,565	116,359	125,465	127,216
Deferred revenue	45,821	58,250	58,439	62,308	54,896
Financing liability(2)	—	20,314	20,314	20,314	—
Other long-term obligations	181	694	1,577	2,642	16,929
Mandatorily redeemable convertible preferred stock(3)	64,866	64,822	67,662	70,502	73,342
Accumulated deficit	(75,584)	(51,522)	(44,088)	(43,962)	(42,755)
Stockholders' deficit	(75,991)	(48,381)	(40,067)	(37,664)	(30,837)

(1)
Cash and cash equivalents and short-term investments exclude a book overdraft of certain of our disbursement cash accounts of $28.4 million as of December 31, 2007.

(2)
Represents a financing liability incurred in connection with the build-out of our San Mateo facility. Please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" and Note 6 of our audited financial statements for additional information.

(3)
Mandatorily redeemable convertible preferred stock includes $29.3 million of agreegate cumulative dividends to be paid in cash from the proceeds of the offering to the holders of our Series B preferred stock.

Other financial data

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Adjusted EBITDA(1)	$50	$8,225	$18,484	$21,816	$16,932
Net cash provided by operating activities	7,130	23,366	16,822	17,018	9,112
Capital expenditures	(1,689)	(6,309)	(2,860)	(2,613)	(4,657)

(1)
Adjusted EBITDA is an unaudited number and represents net income (loss) before interest income, interest expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, building rent recorded as interest expense, stock-based compensation and the change in the fair value of contingent consideration.

        Adjusted EBITDA is not a measure of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

        We believe adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

  •
  EBITDA is widely used by investors to measure a company's operating performance without regard to such items as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

  •
  investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

        Our management uses adjusted EBITDA:

  •
  as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

  •
  as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

  •
  in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; and

  •
  as a significant performance measurement included in our bonus plan.

        The table below sets forth a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Net income	$(1,441)	$25,739	$7,434	$7,659	$3,803
Interest income	(1,078)	(1,714)	(1,180)	(127)	(93)
Interest expense	—	285	855	855	214
Building rent recorded as interest expense	—	(285)	(855)	(855)	(214)
Other income (expense), net	189	233	(545)	73	—
Provision (benefit) for income taxes	28	(21,126)	6,510	6,788	5,187
Depreciation and amortization	1,083	1,906	2,645	2,889	3,083
Amortization of purchased intangibles	—	—	—	—	1,319
Stock-based compensation	1,269	3,187	3,620	4,534	6,356
Change in fair value of contingent consideration	—	—	—	—	(1,034)
Gain on sale-leaseback of building	—	—	—	—	(1,689)

Adjusted EBITDA	50	8,225	18,484	21,816	16,932

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled "Special Note Regarding Forward-Looking Statements" and "Risk Factors."

Recent developments

        The net proceeds of our initial public offering of $65.1 million which closed on February 7, 2011 (including proceeds from the exercise of the overallotment option) were used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes.

Business overview

        Epocrates is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, our products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. As of December 31, 2010, our user network consisted of over 1.1 million healthcare professionals, including over 300,000, or over 45% of, U.S. physicians. We offer our products on all major U.S. mobile platforms including Apple (iPhone, iPod touch and, with respect to most of our products, iPad), Android, BlackBerry, Palm and Windows Mobile devices. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and over 350 individual pharmaceutical brands.

        Our proprietary drug content is the most frequently used mobile reference product and provides healthcare professionals with convenient access to information they need at the point of care. Healthcare professionals are able to access information such as dosing, drug/drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. Physicians trust Epocrates for accurate content and innovative offerings and use our products more than any other mobile drug reference tool. Our strong brand has enabled us to build a large and active network of users, which enhances our ability to market our interactive services.

        Through our interactive services, we provide the healthcare industry, primarily pharmaceutical companies, access to our user network to deliver targeted information and conduct market research in a cost-effective manner. Our services include DocAlert clinical messages that deliver product news and alerts to healthcare professionals. Our Virtual Representative Services, including drug detailing, sampling, patient literature delivery and the ability to contact drug manufacturers, are designed to supplement and replicate the activities of pharmaceutical sales representatives.

        We are developing an affordable, easy-to-use electronic health records, or EHR, product that will serve the needs of solo and small group practices and will allow users to qualify for subsidies under the HITECH Act. We believe our experience developing information technology tools used at the point of care by physicians provides us the insight and experience to deliver a product that physicians will find easy to learn and use.

Financial operations overview

        We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. For the year ended December 31, 2010, we recorded total net revenues of $104.0 million, an 11% increase from the year ended December 31, 2009. For the year ended December 31, 2009, we recorded total net revenues of $93.7 million, a 12% increase from 2008.

        The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year. We expect this trend to continue but to become less pronounced in 2011 and beyond due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services. As revenues have grown, operating expenses have also increased in absolute dollars, but have decreased as a percentage of revenue except for 2010 where costs have increased as a percentage of revenue due to a significant investment in our EHR product. We expect that costs will continue to increase in absolute dollars but begin to decrease as a percentage of revenue in the latter half of 2011.

        As of December 31, 2010, our worldwide user network consisted of over 1.1 million healthcare professionals. Maintaining this large user network of U.S. physicians is important because it will be a key driver of interactive services revenue growth over the long term. The number of users who are U.S. physicians increased approximately 14%, from approximately 275,000 at December 31, 2009 to approximately 314,000 at December 31, 2010. This high growth rate was largely due to rapid iPhone adoption by physicians and to a lesser extent Android adoption by physicians. We expect our network of users to continue to increase, but at a lower rate.

        The majority of healthcare professionals in our network use our free products. Users who paid for a subscription represented 16%, 12% and 9% of total active users as of December 31, 2008, 2009 and 2010, respectively. A key focus of our business during 2011 and beyond is to strengthen and maintain our user network. We intend to do so by enhancing the clinical functionality of our free services by adding new content and features that are currently only available with our premium products. As part of our strategy to strengthen and maintain our network of users and leverage this network to generate high margin revenue streams from healthcare industry clients, we plan to devote significant resources to expanding our free product offerings and more actively focus our marketing efforts on increasing awareness and adoption of our free products and services. We expect paid users to continue to represent a decreasing percentage of total active users. As a result, we expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

        To date we have not experienced significant price pressure from competitors other than for our market research services. Competition is high among market research firms, and price has become a major driver in a client's decision about which vendor to use. We have attempted to limit reductions in price because we believe our sizable network of healthcare professionals contributes significantly to a superior result for our clients. This price pressure has caused revenue from market research services to remain essentially flat since 2008. We expect this trend to continue in the future.

        Currently, our customer base is located almost entirely within the United States. No single customer accounted for more than 10% of our net revenue during the years ended December 31, 2008, 2009 and 2010. No single customer accounted for more than 10% of net accounts receivable as of December 31, 2010. One customer accounted for 11% of net accounts receivable as of December 31, 2009.

        On an annual basis, we have generated positive cash flow from operations since the year ended December 31, 2003. Total cash, cash equivalents and short-term investments increased from $58.3 million at December 31, 2008 to $65.3 million at December 31, 2009 and decreased to $54.7 million at December 31, 2010 primarily due to the acquisition of Modality, Inc. for $13.8 million in cash. Our users pay for one year of our premium subscriptions up front. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered. Because a significant amount of cash is collected near the beginning of the contract, we have generated strong cash flow from operations relative to revenue recognized. This is expected to continue but become less pronounced due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services.

        We have invested significant development and marketing resources during the year ended December 31, 2010 to develop and deliver new products and we expect to continue to invest significant resources in 2011. Specifically, we have recorded $8.0 million in operating expenses related to the EHR product during the year ended December 31, 2010. This investment of resources has caused operating margins to decrease significantly in 2010 compared to 2009. We expect that this trend will continue at least through the middle of 2011 when the EHR product is scheduled to release and expected to begin generating revenue. To the extent we are successful in generating revenue from our EHR product, we expect operating margins to begin to increase in the latter half of 2011.

        The EHR product has not generated any revenue as it has not yet been released. The market for such products is competitive and we have limited experience in that market. Several of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. Even if our product meets the requirements of meaningful use as defined by American Recovery and Reinvestment Act of 2009, and is certified as such, we may be too late to the market to compete for the growing number of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. In addition, numerous other factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder customer acceptance of the product.

        Our operating results will also be subject to fluctuations due to a requirement under GAAP to record changes in the fair value of our contingent consideration liability in our operating income. We have recorded contingent consideration related to the acquisition of certain intangible assets from two companies. We accounted for the acquisition of these intangible assets as business combinations under GAAP. The sellers would receive contingent consideration in the form of additional cash compensation based upon the financial performance of products incorporating the acquired technologies. Management estimates the fair value of contingent consideration each quarter based on its most recent financial forecast. To the extent our forecast increases, the fair value of the contingent consideration will increase with the change in fair value recorded to operating expense. Conversely, to the extent our forecast decreases, the fair value of the contingent consideration will decrease with the change in fair value recorded as a reduction in operating expense.

        In addition, our operating results will be subject to fluctuations due to variable accounting resulting from the repricing of certain stock options in 2003. Assuming that none of these outstanding options are exercised, canceled or expire (all such options will expire by December 31, 2013), each $1.00 increase or decrease in the fair market value of our common stock would result in a corresponding increase or decrease in stock-based compensation of approximately $0.1 million.

        We are not a capital-intensive business. Most of our expenditures have been related to sales and product development and we expect this to continue.

        The following table sets forth our statements of operations data based on the amounts and percentage relationship of the items listed to net revenue for each period presented (in thousands):

	Years Ended December 31,
	2008		2009		2010
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Total revenues, net	$83,345	100.0%	$93,654	100.0%	$103,988	100.0%
Total cost of revenues	24,786	29.7%	29,452	31.4%	31,730	30.5%

Gross profit	58,559	70.3%	64,202	68.6%	72,258	69.5%
Operating expenses:
Sales and marketing	18,167	21.8%	22,704	24.2%	30,424	29.3%
Research and development	12,430	14.9%	14,663	15.7%	19,717	19.0%
General and administrative	14,888	17.9%	11,587	12.4%	15,729	15.1%
Change in fair value of contingent consideration	—	0.0%	—	0.0%	(1,034)	(1.0)%

Total operating expenses	45,485	54.6%	48,954	52.3%	64,836	62.3%

Income from operations	13,074	15.7%	15,248	16.3%	7,422	7.1%
Interest income	1,180	1.4%	127	0.1%	93	0.1%
Interest expense	(855)	(1.0)%	(855)	(0.9)%	(214)	(0.2)%
Other income (expense), net	545	0.7%	(73)	(0.1)%	—	0.0%
Gain on sale-leaseback of building	—	0.0%	—	0.0%	1,689	1.6%

Income before income taxes	13,944	16.7%	14,447	15.4%	8,990	8.6%
Benefit for income taxes	(6,510)	(7.8)%	(6,788)	(7.2)%	(5,187)	(5.0)%

Net income	7,434	8.9%	7,659	8.2%	3,803	3.7%

Critical accounting policies and estimates

        Our management's discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, sales tax accrual, the build-out of our San Mateo facility, accounting for business combinations and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.

        The accounting estimates we use in the preparation of our financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

        While our significant accounting policies are more fully described in Note 2 of our financial statements, we believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition and deferred revenue

        Revenue is recognized only when:

  •
  there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

  •
  delivery has occurred or services have been rendered;

  •
  the price is fixed or determinable after evaluating the risk of concession; and

  •
  collectability is probable and/or reasonably assured based on customer creditworthiness and past history of collection.

        Determining whether and when some of these criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report. For example, our assessment of the likelihood of collection is a critical element in determining the timing of revenue recognition. If we do not believe that collection is probable and/or reasonably assured, revenue will be deferred until cash is received.

        In October 2009, the FASB amended the accounting guidance for multiple deliverable revenue arrangements to:

  •
  provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

  •
  require an entity to allocate revenue in an arrangement using best evidence of selling price, or BESP, if a vendor does not have vendor specific objective evidence, or VSOE, of fair value or third party evidence, or TPE, of fair value; and

  •
  eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

        We elected to early adopt this accounting guidance for all contracts signed or materially modified on or after January 1, 2009. We expect that this new accounting guidance will better align revenue recognition with the delivery of services. Under the new guidance, if we cannot establish VSOE of fair value, we then determine if we can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from those of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot generally be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

        If both VSOE and TPE do not exist, we then use BESP to establish fair value and to allocate total consideration to each element in the arrangement and consideration related to each element is then recognized as each element is delivered. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.

        The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including an analysis of recent stand-alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. As these factors are mostly subjective, the determination of BESP requires significant judgment. If we had chosen different values for BESP, our revenue and deferred revenue could have been materially different.

        We regularly review VSOE, TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year ended December 31, 2010 nor do we currently expect a material impact in the near term from changes in VSOE, TPE, or BESP.

        Net revenue as reported and pro forma net revenue that would have been reported during the year ended December 31, 2009, had we not adopted the new guidance, is shown in the following table (in thousands):

	As reported	Pro forma basis (as if previous guidance was in effect)
Total revenues	$93,654	$91,595

        For contracts that were signed prior to January 1, 2009 that were not materially modified after January 1, 2009, we use and will continue to use the prior revenue recognition guidance. Under this guidance, if VSOE or TPE of fair value exists for the last undelivered element, we apply the residual method whereby only the fair value of the undelivered element is deferred and the remaining residual fee is recognized when delivered. If VSOE or TPE of fair value does not exist for the last undelivered element, the entire fee is deferred and recognized over the period of delivery of the last undelivered element. As of December 31, 2010, deferred revenue from contracts signed prior to January 1, 2009 was approximately $0.3 million.

Stock-based compensation

        The following table summarizes stock-based compensation charges for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Years Ended December 31,
	2008	2009	2010
Employee stock-based compensation expense	$3,641	$4,760	$5,962
Amortization of deferred employee stock-based compensation	132	14	—
Stock-based compensation associated with outstanding repriced options	(153)	(240)	394

Total stock-based compensation	$3,620	$4,534	$6,356

        For options and restricted stock units, or RSUs, granted on or after January 1, 2006, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. For options granted prior to January 1, 2006, we continue to recognize compensation expense on the remaining unvested awards under the intrinsic value method unless such grants are materially modified.

        We considered the fair value of our common stock and the exercise price of the grant as variables in the Black-Scholes option pricing model to determine employee stock-based compensation. This model requires the input of assumptions on each grant date, some of which are highly subjective, including the expected term of the option, expected stock price volatility and expected forfeitures.

        We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the contractual term of the option. We concluded that it was not practicable to calculate the volatility of our share price due to the fact that our securities are not publicly traded and therefore there is no readily determinable market value for our stock. Therefore, we based expected volatility on the historical volatility of a peer group of publicly traded entities for the same expected term of our options. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with pre-vesting option cancellations. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different.

        Certain employees have received grants for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the grant's vesting determination date, which is the date our audited financial statements are available. The grant is initially recorded for that number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock-based compensation expense for these grants is recorded over the requisite service period, generally four years. Such options generally vest ratably for 36 months from the vesting determination date.

        Because our common stock is not publicly traded, our board of directors exercises significant judgment in determining the fair value of our common stock on the date of grant based on a number of objective and subjective factors. Factors considered by our board of directors included:

  •
  company performance, our growth rate and financial condition at the approximate time of the option grant;

  •
  the value of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors;

  •
  changes in the company and our prospects since the last time the board approved option grants and made a determination of fair value;

  •
  amounts recently paid by investors for our common stock in arm's-length transactions with stockholders;

  •
  the rights, preferences and privileges of preferred stock relative to those of our common stock;

  •
  the likelihood of achieving a liquidity event, such as an initial public offering or sale of all or a portion of the company;

  •
  future financial projections; and

  •
  valuations completed near the time of the grant.

        From December 31, 2007 through December 31, 2009, we prepared valuations on at least an annual basis in a manner consistent with the method outlined in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Since December 31, 2009, we have prepared these valuations on a semi-annual basis. These valuations used a probability-weighted combination of a market-comparable approach and an income approach and were used to estimate our aggregate enterprise value at each valuation date. The market-comparable approach estimates the fair market value of a company by applying market multiples of publicly-traded firms in the same or similar lines of business to the results and projected results of the company being valued. When choosing the market-comparable companies to be used for the market-comparable approach, we focused on companies operating within the healthcare information technology space. The comparable companies remained largely unchanged during the valuation process. The income approach involves applying an appropriate risk-adjusted discount rate to projected debt free cash flows, based on forecasted revenue and costs.

        We prepared financial forecasts for each valuation report date used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts were based on assumed revenue growth rates that took into account our past experience and contemporaneous future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital, which was 20%.

        If different comparable companies had been used, the market multiples and resulting estimates of the fair value of our stock would have been different. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The financial forecasts used in connection with this valuation were based on our expected operating performance over the forecast period. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the valuations could have been materially different.

        As an additional indicator of fair value, we considered the pricing of all sales of our common stock for transactions occurring near the respective valuation dates. During the year ended December 31, 2009, a number of investors purchased, or attempted to purchase shares from employees, former employees and other stockholders. In some instances, we exercised our right of first refusal with regard to such proposed purchases and, accordingly, purchased the shares for the price proposed by these investors. In other instances, we chose not to exercise our right of first refusal and permitted these investors to complete the transactions with the sellers on the terms disclosed to us.

        Also, in December 2007 and again in June 2009, we offered to repurchase a limited number of shares of our common stock at the then fair value. In December 2007, we allowed only holders of common stock who were not current employees and certain preferred stockholders to participate. In June 2009, we allowed only employees with five years or more of tenure to participate.

        In addition, we also considered in our determination of fair value that in December 2007 we issued 3.8 million shares of common stock to a single accredited investor for an aggregate price of $40.0 million.

        While these transactions were not consummated in a highly liquid market, we do believe that the transactions provide an additional indicator of fair value based on the volume and number of buyers. These transaction prices have indicated, as additional support to our valuation analyses, that we have not historically determined fair market values below the indications of value for transactions in our common stock.

        We believe that we have used reasonable methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock. We have reviewed key factors and events between each date below and have determined that the combination of the factors and events described above reflect a true measurement of the fair value of our common stock over an extended period of time and believe that the fair value of our common stock is appropriately reflected in the chart below.

Date of grant	Options granted	Exercise price	Fair value per share	Grant date fair value
	(In thousands)			(In thousands)
February 11, 2009	68	$12.11	$12.11	$376
March 2, 2009	858	$12.11	$12.11	$4,674
May 8, 2009	301	$12.11	$12.11	$1,593
August 6, 2009	111	$12.11	$12.11	$540
December 17, 2009	980	$10.17	$10.17	$4,692
February 3, 2010	97	$10.17	$10.17	$372
August 25, 2010	452	$13.36	$13.36	$2,699
October 28, 2010	478	$13.36	$13.36	$2,799
November 12, 2010	8	$13.36	$13.36	$50
December 22, 2010	715	$13.99	$13.99	$3,533

        We performed annual retrospective valuations of our common stock as of December 31, 2003, 2004, 2005 and 2006 and determined that some grants were made with exercise prices that were below the fair value of our common stock at the date of grant. For the years ended December 31, 2004 and 2005, we recorded a total of $1.2 million of deferred stock-based compensation for the difference between the reassessed fair value of our common stock and the amount that the employee must pay to acquire the stock. We amortized this deferred stock-based compensation using the straight-line method over the vesting periods of the stock options, which is generally four years. Deferred stock-based compensation recorded as expense was $221,000, $152,000 and $14,000 during the years ended December 31, 2007, 2008 and 2009, respectively. At December 31, 2009, all deferred stock-based compensation had been fully amortized.

Discussion of specific valuation inputs from January 2009 through December 2010

        February 11, 2009, March 2, 2009, May 8, 2009 and August 6, 2009.    On these dates, our board of directors determined a fair value of our common stock of $12.11 per share based on a valuation report as of December 31, 2008 and evidence from a recent tender offer for our common stock at a price of $12.11 per share on June 1, 2009. We also considered that in April 2008, we filed a registration statement on Form S-1, but that due to the economic conditions in the U.S. equity markets toward the end of 2008, we withdrew our registration statement in December 2008.

        The valuation used a risk-adjusted discount rate of 20%, a non-marketability discount of 34% and an estimated time to an initial public offering of two years. The expected outcomes were weighted 100% toward remaining a private company. This valuation indicated a fair value of $12.11 per share for our common stock as of December 31, 2008.

        We also considered the fact that on June 1, 2009, we repurchased 0.5 million shares at $12.11 per share from 52 existing employees for an aggregate $5.8 million pursuant to a tender offer. The tender offer was made to existing employees with five or more years of tenure as of June 1, 2009 to repurchase up to 15.8% of their stock holdings. A total of 52 employees out of an eligible 59 employees elected to participate.

        We determined to set the fair value of our common stock at $12.11 per share based on these factors for all four grant dates during this period because it was supported by the valuation we received in December 2008 and by the tender offer in June 2009. During the period covered by these options grants of February 2009 to August 2009, there were no events specific to our company that would indicate that the fair value of our common stock would have materially changed.

        December 17, 2009 and February 3, 2010.    On these dates, our board of directors determined a fair value of our common stock of $10.17 per share based upon a valuation report as of December 15, 2009, evidence from a tender offer to current employees on June 1, 2009 and the price at which multiple investors purchased, or attempted to purchase shares from employees, former employees and other stockholders during the fourth quarter of 2009 and the first quarter of 2010.

        The valuation used a risk-adjusted discount rate of 20%, a non-marketability discount of 21% and an estimated time to an initial public offering of 12 months. The expected outcomes were weighted 100% toward remaining a private company. This valuation indicated a fair value of $10.17 per share for our common stock as of December 15, 2009.

        In addition, we considered that between November 2009 and January 2010, 12 individuals, including current employees, former employees, and former directors, entered into binding agreements to sell common stock held by them to one of three different accredited investors. Certain of these agreements contained provisions in which the investor would share 20% of the proceeds in excess of $22.26 per share upon the ultimate disposition of such shares above $22.26 per share. The total number of shares involved was over 1.5 million and the contracted prices ranged from $6.42 to $9.54. In certain instances, we elected to exercise our right of first refusal by purchasing the shares from these individuals at contracted prices ranging from $6.42 to $9.89 per share. During the three months ended December 31, 2009, we exercised our right of first refusal to repurchase 0.2 million shares for an aggregate purchase price of $2.1 million. During the year ended December 31, 2010, we exercised our right of first refusal for an additional 0.4 million shares at contracted prices ranging from $6.42 to $11.43 for an aggregate purchase price of $3.5 million.

        We determined to set the fair value of our common stock at $10.17 per share based on these factors for these two grant dates during this period because it was supported by the valuation as of December 15, 2009 and by several recent sales of our common stock.

        August 25, 2010, October 28, 2010 and November 11, 2010.    On these dates, our board of directors determined a fair value of our common stock of $13.36 per share based upon a valuation report as of August 20, 2010 and based on a preliminary indication of valuation discussed with our underwriters as of this date.

        The valuation used a risk-adjusted discount rate of 25% and a non-marketability discount of 10%. We used a probability weighted expected return method with the expected outcomes weighted 80% toward a liquidity exit event within nine months and 20% toward remaining a private company. This valuation indicated a fair value of $13.36 per share for our common stock as of August 20, 2010.

        December 22, 2010.    On this date, our board of directors determined a fair value of our common stock of $13.99 based on a preliminary indication of valuation as discussed with our underwriters as of this date.

Sales tax accrual

        Prior to 2008, we neither charged nor remitted sales tax on any of our sales. We recorded an expense of $0.2 million related to uncollected and unremitted sales tax including estimated penalties and interest for the year ended December 31, 2008. The expense related to sales tax was recorded as cost of revenue and the expense related to penalties and interest was recorded as other income (expense), net.

        The liability for uncollected and unremitted sales tax, including penalties and interest, was $0.3 million and $0 as of December 31, 2008 and 2009, respectively.

        These estimates were based on highly subjective factors including the following:

  •
  in which states we have nexus for sales tax purposes;

  •
  the potential penalty and interest that would be charged by each state;

  •
  whether certain of our products would be considered subject to sales tax and in which states; and

  •
  the treatment of multiple element arrangements where only some of the items in the arrangement are subject to sales tax.

        In late 2007, we hired a consulting firm to assist us in determining the manner in which our products would be taxed in the various states in which we have nexus. This same consulting firm sent anonymous letters on our behalf to the states in which we had determined we had nexus as of that date indicating our desire to enter into Voluntary Disclosure Agreements, or VDAs, with each of these states. All of the responses we received from the states where we had taxable sales included certain reductions that the state would agree to make to the amount owed such as waiving penalties or setting a later start date for our liability. These adjustments were subject to certain contingencies, such as submission of a detailed schedule of taxes due and full payment of the amount owed.

        We adjusted our prior estimate of the liability as of December 31, 2007 of $2.6 million by reversing sales tax of $0.8 million and interest and penalties of $0.5 million during the year ended December 31, 2008, to reflect the manner in which our products would be taxed in each of the states in which we had nexus and to reflect written confirmation of the states' agreements to reduce the liabilities.

        As of December 31, 2009, we have complied with all VDAs and have begun collecting and remitting sales tax in all states in which we have nexus.

Build-out of our San Mateo facility

        In April 2007, we began a build-out of existing office space at our San Mateo facility. During 2007, we spent $4.0 million in construction costs for this facility. Of these expenditures, $2.7 million were reimbursed by our landlord as dictated by the terms of our lease.

        When we signed the lease, the construction of the space we would lease was unfinished. There was no heating, ventilation or air conditioning, no plumbing or electricity, no networking capability and no internal walls or offices. As such, the space was not capable of being occupied by any lessee. We concluded that under GAAP, we should be considered the owner of the construction project for two reasons:

  •
  Under the lease agreement, we were responsible for any cost overruns, to make the building ready for occupancy. Per GAAP, if a lessee's guarantee exceeds 90% of the total project costs it should be considered the owner of the project. A lessee's unlimited obligation to cover costs over a certain amount would result in our maximum guarantee to be in excess of 90% of the total project costs. Under GAAP, the probability of the lessee having to make such payments should not be considered in performing the maximum guarantee test.

  •
  Per GAAP, regardless of the 90% test discussed above, a lessee should be considered the owner of a construction project if the lessee is responsible for paying directly any cost of the project other than normal tenant improvements. Normal tenant improvements exclude costs of structural elements of the project and any equipment that would be a necessary improvement for any lessee. Under the lease agreement, we were responsible for direct payment to the contractor for completing construction of the leased space.

        Therefore, we have capitalized the fair value of the unfinished portion of the building that we occupy of $17.6 million with a corresponding credit to financing liability pursuant to the financing method under GAAP. The fair value was determined as of May 2007 using an average of the sales comparison and income approaches. In addition, we capitalized $4.0 million in construction costs to complete the space. Each major construction element has been capitalized and is being depreciated over its useful life. The reimbursement from the sublandlord of $2.7 million has also been recorded as a liability as of December 31, 2007. The total amount recorded as a financing liability was $20.3 million.

        Subsequent to the completion of construction, we did not qualify for sale-leaseback accounting under GAAP because of a provision in the lease which constituted continuing involvement. There was a requirement to issue the sublandlord a letter of credit in lieu of a cash security deposit. Our bank required us to maintain a restricted deposit at least equal to the amount of the letter of credit. Under GAAP, providing collateral on behalf of the buyer-lessor, including a collateralized letter of credit, constitutes continuing involvement. Further, a financial institution's right of offset against any amounts on deposit against a letter of credit constitutes collateral. Therefore, we expect the building to remain on our books throughout the term of the lease or until we no longer have continuing involvement. Interest expense on the financing obligation is recorded over the term of the obligation.

        Because we are considered the owner of the building for accounting purposes, the building is being depreciated on a straight-line basis over its useful life which we determined to be 40 years. We determined that certain improvements, including plumbing, electrical, wiring, concrete, structural steel, carpentry, ceiling, fire sprinklers and heating and air conditioning have a weighted average life of 29 years.

        In April 2010, we modified the terms of the building lease. Under the terms of the modified lease, the letter of credit was replaced with a cash security deposit. This provision allowed us to qualify for sale-leaseback accounting and to begin accounting for the lease as an operating lease. In connection with the sale-leaseback of the building we wrote off the remaining asset value of the building, related accumulated depreciation and the financing liability. As a result of these accounting transactions, we recorded a gain on sale-leaseback of $1.7 million. Since April 2010, the lease has been accounted for as an operating lease.

Accounting for business combinations

        Intangible assets consist of purchased intellectual property acquired in transactions that were accounted for as business combinations under GAAP and are measured at fair value at the date of acquisition. We amortize all intangible assets on a straight-line basis over their expected lives. As of December 31, 2010, we had $11.4 million of intangible assets, net. We evaluate our intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, no impairment was recorded in fiscal year 2009 or 2010.

        Goodwill is currently our only indefinite-lived intangible asset. As of December 31, 2010, we had $19.1 million of goodwill. Goodwill is tested for impairment at the reporting unit level at least annually on December 31 of each calendar year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Based on this analysis, no impairment was recorded in fiscal year 2009 or during the year ended December 31, 2010. As of December 31, 2010, we have identified two reporting units, "Subscription and Interactive Services" and "EHR" Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our business climate and buying habits of our customers along with increased costs to provide systems and technologies required to support the technology. We have assigned a portion of goodwill to each of our two reporting units. The goodwill assigned to Subscriptions and Interactive services reporting unit is $18.0 million and the remaining $1.1 million relates to the EHR reporting unit. Based on our analysis in 2010, no impairment of goodwill was indicated. We have not yet launched our EHR product and our revenue estimates for our EHR product may not materialize which would result in an impairment of goodwill related to the EHR reporting unit of up to $1.1 million. We have determined that a 10% change in our cash flow assumptions as of the date of our most recent goodwill impairment test would not have changed the outcome of the test.

        Significant judgments are required in assessing impairment of goodwill and intangible assets include the identification of reporting units, identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value whether an impairment exists and if so the amount of that impairment.

        When an acquisition includes a liability contingent consideration, this liability must be adjusted to its fair value each quarter, with changes in fair value recorded to operating expense. Management estimates the fair value of contingent consideration each quarter based on its most recent financial forecast. To the extent our forecast increases, the fair value of the contingent consideration will increase with change in fair value recorded to operating expense. Conversely, to the extent our forecast decreases, the fair value of the contingent consideration will decrease with change in fair value recorded as a reduction to operating expense.

        Significant judgment is required in developing the assumptions required to determine the purchase price and in allocating that purchase price to the assets. If any of these assumptions were different, the amount recorded as goodwill, intangible assets and contingent consideration would have been different. The fair value of contingent consideration is likely to fluctuate as our marketing strategy evolves and as new market data becomes available.

        In June 2009, we acquired certain intangible assets of Caretools, Inc., in exchange for $0.4 million in cash. The acquisition was accounted for as a business combination under GAAP. Certain intangible assets acquired from Caretools will be used in our EHR product. The seller has the potential to earn additional amounts ("contingent consideration") based on the revenue of our EHR product through June 2013. The contingent consideration liability will be carried at its fair value, with changes in fair value recorded to operating expense. The maximum contingent consideration is unlimited; however, we estimated the fair value of the contingent consideration as of December 31, 2010 based on our current estimate of the revenue of the EHR product through June 2013. The results of MedCafe's operations have been included in our financial statements since the acquisition date. For the year ended December 31, 2010, we recorded an increase in the fair value of the contingent consideration for Caretools of $0.9 million. The change in the fair value of the contingent consideration was due changes in discount periods as well as new revenue forecasts through June 2013.

        On February 1, 2010, we acquired certain intangible assets of MedCafe Inc., in exchange for $0.9 million in cash. The acquisition was accounted for as a business combination under GAAP. The results of MedCafe's operations have been included in the financial statements since the acquisition date. We acquired MedCafe to allow us to expand the information it provides its users. The seller has the potential to earn additional amounts ("contingent consideration") based on the operating results of the MedCafe product line through March 2014. The contingent consideration liability will be carried at its fair value, with changes in fair value recorded to operating expense. The maximum contingent consideration is unlimited.We estimated the fair value of the contingent consideration as of December 31, 2010 based on our current estimate of the operating results of the MedCafe product line through March 2014. For the year ended December 31, 2010, we recorded a decrease in the fair value of the contingent consideration for MedCafe of $1.9 million. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of the operating results expected to be realized from the acquired technology. These new estimates were based on revised revenue and expense forecasts as a result of a delay in the launch of products using the acquired technology.

        On November 12, 2010, we acquired 100% of the outstanding stock of Modality, Inc., in exchange for $13.8 million in cash. The acquisition was accounted for as a business combination under GAAP. We acquired Modality for its current applications for the Apple iPod touch and iPhone as well as its existing personnel and processes in place to develop additional applications. There was no contingent consideration in connection with the Modality acquisition. The results of Modality's operations have been included in our financial statements since the acquisition date.

Valuation of deferred tax assets

        Our deferred tax assets are comprised primarily of net operating loss carryforwards, research and development credits and deferred revenue. At December 31, 2010, we had federal and state tax net operating loss carryforwards of $3.4 million and $15.9 million, respectively. The federal and state net operating losses will begin to expire in 2019 and 2016, respectively. At December 31, 2010, we had federal and state research tax credit carryforwards of $0.4 million and $0.8 million, respectively. The federal research credit carryforward begins to expire in 2030. The state research credit carryforwards do not expire. At December 31, 2010, we had federal alternative minimum tax, or AMT, credit carryforwards of $0.7 million. The federal AMT credits carryforwards do not expire.

        The future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes. We have had two change of ownership events that limit the utilization of net operating loss and credit carryforwards. The change of ownership events occurred in September 1999 and August 2000. As a result, utilization of net operating loss and tax credits prior to the change of ownership events will be significantly limited. The limitation resulted in the expiration of unused federal net operating loss, state net operating loss and federal tax credit carryforwards of $4.3 million, $4.2 million and $0.1 million, respectively.

Results of operations

Year ended December 31, 2009 vs. December 31, 2010

        The following table summarizes our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2010 (in thousands):

	Years Ended December 31,
			Increase (Decrease) $	Increase (Decrease) %
	2009	2010
	(unaudited)
Total revenues, net	$93,654	$103,988	$10,334	11.0%
Total cost of revenues	29,452	31,730	2,278	7.7%

Gross profit	64,202	72,258	8,056	12.5%
Operating expenses:
Sales and marketing	22,704	30,424	7,720	34.0%
Research and development	14,663	19,717	5,054	34.5%
General and administrative	11,587	15,729	4,142	35.7%
Change in fair value of contingent consideration	—	(1,034)	(1,034)	*

Total operating expenses	48,954	64,836	15,882	32.4%

Income from operations	15,248	7,422	(7,826)	(51.3)%
Interest income	127	93	(34)	(26.8)%
Interest expense	(855)	(214)	641	(75.0)%
Other income (expense), net	(73)	—	73	*
Gain on sale-leaseback of building	—	1,689	1,689	*

Income before income taxes	14,447	8,990	(5,457)	(37.8)%
Benefit/Provision for income taxes	(6,788)	(5,187)	1,601	(23.6)%

Net income	7,659	3,803	(3,856)	(50.3)%

*
not meaningful

        Historically, we were organized as one operating segment. Beginning in 2010, we organized our operations into the following two principal operating segments: subscriptions and interactive services and electronic health records.

        To date, we have not yet generated revenue from our EHR segment as our EHR product has not yet been launched. We do not allocate certain expenses to our segments that benefit both segments, such as stock-based compensation, general and administrative expenses and certain marketing and research and development expenses. These costs are reported as corporate expenses. The following table summarizes our operating results by segment for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Subscriptions and Interactive Services	Electronic Health Records	Corporate	Consolidated
Total revenue, net	103,988	—	—	103,988
Cost of revenue	31,458	—	272 (1)	31,730

Gross profit	72,530	—	(272)	72,258
Sales and marketing	20,583	3,096	5,004	28,683
Research and development	11,480	4,013	2,713	18,206
General and administrative	—	—	12,898	12,898
Stock-based compensation expense	—	—	6,084	6,084
Change in fair value of contingent consideration	(1,946)	912	—	(1,034)

Income (loss) from operations	42,413	(8,021)	(26,971)	7,421

(1)
Employee stock based compensation charged to cost of revenue.

        Revenues.    We generate revenue through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and by providing healthcare companies with interactive services to communicate with our network of users.

        Subscriptions revenue.    The majority of healthcare professionals in our network use our free products and services and do not purchase any of our premium subscriptions. Subscription options include:

  •
  a subscription to one of three premium mobile products we offer that a user downloads to their mobile device;

  •
  a subscription to our premium online product or site licenses for access via the Internet on a desktop or laptop; and

  •
  license codes that can be redeemed for such mobile or online premium products.

        Most commonly used on mobile devices at the point of care, our drug and clinical reference products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity.

        Subscriptions are recognized as revenue ratably over the term of the subscription as services are delivered. Billings for subscriptions occur in advance of services being performed; therefore these amounts are recorded as deferred revenue when billed. A license code allows a holder to redeem the code for a subscription. Typically, license codes must be redeemed within six months to one year of issuance. When a license code is redeemed for a mobile subscription, revenue is recognized ratably over the term of the subscription. If a license code expires before it is redeemed, revenue is recognized upon expiration.

        Interactive services revenue.    Our interactive services include:

  •
  DocAlert clinical messaging.  DocAlert messages are short clinical alerts delivered to our users when they connect with Epocrates' databases to receive updated content. The majority of these DocAlert messages are not sponsored and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. The balance of

    DocAlert messages are sponsored by our clients. These messages serve as a vehicle to communicate key scientific and medical information to clinicians as a way to keep them informed. We work with clients to ensure that their messages are clinically relevant and of interest to our user network. All sponsored messages are clearly marked as such and subject to review by our editorial team. Each sponsored message is available to users for four weeks and are targeted to all or a subset of physicians to increase the value and relevance to recipients. Clients contract with us to publish an agreed upon number of DocAlert messages over the contract period, typically one year.

  •
  Virtual Representative Services.  Our Virtual Representative Services, including drug detailing, sampling, patient literature delivery and the ability to contact drug manufacturers, are designed to supplement, and in some cases replicate, the activities of pharmaceutical sales representatives. Our pharmaceutical clients contract with us to make one or more of these services available to its users for a period of time, typically one year.

  •
  Epocrates market research programs.  We recruit healthcare professionals to participate in market research activities. Participants can share valuable insights and earn cash honoraria. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. Customers contract with us and pay a fee to us for access to a targeted group of our users whom they wish to survey. We pay a portion of this fee to the survey participants to induce them to participate. Upon completion of the survey, which typically runs for approximately one month, we bill the customer the entire amount due. We have concluded that we act as the primary obligor. Accordingly, we recognize the entire fee paid by our customers as revenue upon confirmation of completion of the survey, and the compensation paid by us to survey participants is recorded as a cost of revenue when earned by the participant.

  •
  Formulary hosting.  Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. Clients, usually health insurance providers, contract with us to host their formulary and make it available to our users for a one to three year period.

  •
  Mobile resource centers.  This educational service allows healthcare professionals to stay current on clinical developments for a variety of disease conditions and topics. Typically sponsored by a pharmaceutical company for a year at a time, each resource center is developed in conjunction with a key opinion leader for that specific disease or condition.

        We often enter into multiple element arrangements that contain various combinations of services from the above described subscriptions and interactive services. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for sponsored content occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized over the contracted term as delivery occurs. Each element typically has a delivery period of one year, but the various elements may or may not be delivered concurrently.

        The following is a breakdown of net revenue from subscriptions and interactive services for the years ended December 31, 2009 and 2010 (in thousands):

	Years ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2010
Subscriptions	$19,001	$24,683	$5,682	29.9%
Interactive Services	74,653	79,305	4,652	6.2%

	$93,654	$103,988	$10,334	11.0%

        Of the $5.7 million increase in subscription revenue, $4.8 million was due to a large number of license code expirations during 2010 and the remainder was due to an increase in paid subscription revenue from iPhone users. A license code allows a holder to redeem the code for a subscription. Typically, license codes must be redeemed within six months to one year of issuance. When a license code is redeemed for a mobile subscription, revenue is recognized ratably over the term of the subscription. If a license code expires before it is redeemed, revenue is recognized upon expiration. List prices for our subscription products did not change during 2010. We expect the percentage of users who pay for a subscription to continue to decrease. As a result, we expect revenue from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

        As of December 31, 2010, our worldwide user network consisted of over 1.1 million healthcare professionals. Maintaining this large user network of U.S. physicians is important because it will be a key driver of interactive services revenue growth over the long-term. The number of users who are U.S. physicians increased approximately 14% from approximately 275,000 at December 31, 2009 to approximately 314,000 at December 31, 2010. This high growth rate was due to rapid iPhone adoption by our user network, and to a lesser extent Android adoption. We expect our network of users to continue to increase, but at a reduced rate.

        A key focus of our business during 2011 and beyond is to strengthen and maintain our user network and generate revenue from our interactive services. We intend to devote significant resources to enhancing the clinical functionality of our free offerings and more actively focus our marketing efforts on increasing awareness and adoption of these products and services. We expect the percentage of users who purchase a premium subscription to decrease during 2011 and beyond. As a result, we expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

        The $4.7 million increase in interactive services revenue was driven by $2.2 million of new Virtual Representative services which were launched in the first quarter of 2010, with the remainder due to growth revenue from mobile resource centers and clinical messaging.

        Historically, our interactive services revenue and particularly our clinical messaging revenues have grown at a much faster rate than subscriptions. We expect this trend to continue as the use of electronic services as a medium to communicate with healthcare providers continues to gain acceptance within the pharmaceutical industry. In addition, we introduced new services late in 2010 and plan to introduce new services in 2011 which we expect will also drive continued growth in interactive services revenue.

        Cost of revenues.    Cost of revenues consists of the costs related to providing services to customers. These costs include salaries and related personnel expenses, stock-based compensation, service support costs, payments to participants in market research surveys we conduct for our customers, third party royalties and allocated overhead.

        Much of the content in our premium drug and reference products is licensed from third parties. Royalty costs consist of fees that we pay to branded content owners for the use of their intellectual property. Contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of ultimate sales. Additional royalties may be due based on sales. We record these minimum payments as cost of revenue when incurred.

        We allocate overhead expenses such as rent, occupancy charges and information technology costs to all departments based on headcount. As a result, such expenses are reflected in costs of revenues, as well as in the research and development, sales and marketing and general and administrative expense categories. Depreciation and amortization expense is also allocated to cost of revenues.

        The following is a breakdown of cost of revenue related to subscriptions and interactive services for the years ended December 31, 2009 and 2010 (in thousands):

	Years ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2010
Subscriptions	$6,558	$6,516	$(42)	(0.6)%
Interactive Services	22,894	25,214	2,320	10.1%

	$29,452	$31,730	$2,278	7.7%

        Cost of subscription revenue as a percentage of subscription revenue was 35% and 26% in 2009 and 2010, respectively. This decrease was due to the fact that subscription cost of revenue remained flat while subscription revenue increased due to the expiration of license codes as discussed in "—Results of operations—Subscriptions revenue." In the short term, we expect that cost of subscription revenue will increase.

        Cost of interactive services increased $2.3 million in 2010 compared to 2009, which was primarily due to $1.3 million in the amortization of intangible assets and $0.5 million in outside consulting services. Cost of interactive services revenue as a percentage of interactive service revenue was 31% and 32% in 2009 and 2010, respectively. In the short term, we expect that the cost of interactive services revenue will increase.

        Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead. Commissions are expensed upon collection of customer invoices.

        Sales and marketing expense increased $7.7 million, or 34%, in 2010 compared to 2009. This increase was primarily due to increased salary and other personnel costs for additional headcount to support corporate marketing efforts of $4.1 million, increased salary, consulting and other costs to support the future launch of our EHR product of $3.1million and increased stock-based compensation of $0.5 million. Sales and marketing expense as a percentage of total net revenue in 2009 and 2010 was 24% and 29%, respectively. We expect sales and marketing expense to continue to increase.

        Research and development expense.    Research and development expense consists primarily of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

        Research and development expense increased $5.1 million, or 35%, in 2010 compared to 2009. This increase was primarily due to increased salary, consulting and other costs to support the development of our EHR product of $4.0 million and an increase in stock-based compensation of $0.6 million. Research and development expense as a percentage of total net revenue for 2009 and 2010 was 16% and 19%, respectively. We expect research and development expense to increase as we continue to develop new services.

        General and administrative expense.    General and administrative expense consists primarily of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

        General and administrative expense increased $4.1 million, or 36%, in 2010 compared to 2009. This increase was primarily due to increased salary and other personnel expenses of $1.9 million, an increase in stock-based compensation of $0.6 million and increased recruiting costs of $0.6 million. General and administrative expense as a percentage of total net revenue in 2009 and 2010 was 12% and 15%, respectively. We expect general and administrative expense to increase due to significant costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company.

        Change in fair value of contingent consideration.    We acquired certain intangible assets of Caretools, Inc., in June 2009 and of MedCafe Inc., in February 2010. These acquisitions were accounted for as business combinations under GAAP. In 2010, we recorded contingent consideration expense of $0.9 million related to revaluing the contingent consideration liability for Caretools to its fair value as of December 31, 2010. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of revenue expected to be generated using Caretools technology. Also in 2010, we recorded a reduction to contingent consideration expense of $1.9 million related to revaluing the contingent consideration liability for MedCafe to its fair value as of December 31, 2010. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of revenue expected to be generated using MedCafe technology. We have not yet made any contingent payments to the sellers and do not expect to begin making significant payments until 2011. To the extent we are successful in developing and then successfully launching our new products using the acquired companies' technology, we will record additional contingent consideration expense. Conversely, to the extent we are not successful in developing and then successfully launching our new products using the acquired companies' technology, we will record a reduction to contingent consideration expense.

        Interest income.    Interest income was essentially flat for the in 2010 compared to 2009. Although average cash and short-term investment balances increased during, 2010, the continued decline in prevailing interest rates in 2010 compared to 2009 resulted in a slight decrease in interest income.

        Interest expense.    We incurred interest expense of $0.2 million in 2010 compared to $0.9 million in 2009. Interest expense relates to rent payments on our San Mateo facility which we capitalized as discussed in "Critical accounting policies and estimates—Build-out of our San Mateo facility" above. Interest expense decreased during the year ended December 31, 2010 due to a sale-leaseback of our San Mateo facility also discussed above.

        Provision for income taxes.    We incurred a provision for income taxes of $5.2 million in 2010 compared to a provision for income taxes of $6.8 million in 2009. Our effective tax rate for 2010 was 58% compared to 47% for 2009. This rate is driven primarily by pretax book income which was lower in 2010 compared to 2009 coupled with the fact that we must still provide for income tax on approximately $3.1 million of stock-based compensation related to incentive stock options, or ISOs. GAAP does not allow us to record a benefit on incentive stock options unless and until there is a disqualifying disposition of the stock. This increased our effective tax rate by approximately 12%. In addition we elected to adopt the California amended tax law effective 2011 lowering the amount of income that is subject to tax in California for certain California corporations. As a result, our deferred tax assets in California had to be written down which drove up the overall effective rate. This increased our effective tax rate by approximately 8%. We expect our effective tax rate to decrease in 2011 as we no longer grant ISOs and therefore stock-based compensation expense related to ISOs will decrease in 2011 and beyond and because there will be no write-down of our California deferred tax assets in 2011. Our effective tax rate is difficult to predict because it will be further impacted by any disqualifying dispositions of ISOs by our employees and former employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our tax rate may further decrease as a public company in 2011 because we will be able to reduce our tax liability by taking a tax deduction related to these disqualifying dispositions.

Years ended December 31, 2008 vs. December 31, 2009

        The following table summarizes our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2009 (in thousands):

	Years ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2008	2009
Total revenues, net	$83,345	$93,654	$10,309	12.4%
Total cost of revenues	24,786	29,452	4,666	18.8%

Gross profit	58,559	64,202	5,643	9.6%
Operating expenses:
Sales and marketing	18,167	22,704	4,537	25.0%
Research and development	12,430	14,663	2,233	18.0%
General and administrative	14,888	11,587	(3,301)	(22.2)%

Total operating expenses	45,485	48,954	3,469	7.6%

Income from operations	13,074	15,248	2,174	16.6%
Interest income	1,180	127	(1,053)	(89.2)%
Interest expense	(855)	(855)	—	—
Other income (expense), net	545	(73)	(618)	*
Income before income taxes	13,944	14,447	503	3.6%
Provision for income taxes	(6,510)	(6,788)	(278)	4.3%

Net income	7,434	7,659	225	3.0%

*
not meaningful

        Revenues.    The following is a breakdown of net revenue from subscriptions and interactive services for the years ended December 31, 2008 and 2009 (in thousands):

	Years ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2008	2009
Subscriptions	$20,099	$19,001	$(1,098)	(5.5)%
Interactive services	63,246	74,653	11,407	18.0%

	$83,345	$93,654	$10,309	12.4%

        The $1.1 million decrease in subscription revenue was due entirely to a decrease in the number of users with subscriptions to our premium products. List prices for our subscription products did not change during 2009 compared to 2008. The majority of healthcare professionals in our network use our free drug reference tool, and do not purchase any of our premium subscriptions. Users who paid for a subscription represented 16%, and 12% of total active subscribers as of December 31, 2008, and December 31, 2009, respectively.

        As of December 31, 2009, our user network consisted of over 850,000 healthcare professionals. Maintaining and strengthening this large user network is important because it will be a key driver of interactive services revenue growth over the long-term. The number of users who are U.S. physicians increased approximately 17% from approximately 235,000 at December 31, 2008 to approximately 275,000 at December 31, 2009. This growth was largely due to the wide adoption of our product on the iPhone platform which was made available in July 2008.

        The $11.4 million increase in interactive services revenue was driven by a $4.4 million increase in our DocAlert clinical messaging services, a $2.9 million increase in revenue from Formulary hosting services, a $1.9 million increase in revenue from Epocrates market research services and a $2.0 million increase in revenue from mobile resource centers.

        Of the $5.4 million increase in DocAlert clinical messaging services revenue, $1.5 million represents revenue that we would not have recognized had we not early adopted new revenue accounting guidance for contracts signed or materially modified on or after January 1, 2009, as discussed in "Critical accounting policies and estimates—Revenue recognition and deferred revenue" above. The remainder of the increase was driven by a 31% increase in the number of contracts in process during 2009 compared to 2008 offset by a 13% decrease in revenue recognized per contract in process. Of the $2.9 million increase in formulary hosting services revenue $0.3 million was due to the adoption of the new revenue recognition guidance discussed in "Critical accounting policies and estimates—Revenue recognition and deferred revenue" above. The remainder of the increase was driven by a 14% increase in the number of contracts in process during 2009 compared to 2008 and a 51% increase in revenue recognized per contract in process. The entire $2.0 million increase in revenue from mobile resource centers was due to the fact that mobile resource centers launched late in 2008 and only generated $0.3 million of revenue in 2008. The $1.9 million increase in Epocrates market research revenue was due to a 10% increase in the number of contracts in process during 2009 compared to 2008.

        Cost of revenues.    The following is a breakdown of cost of revenue related to subscriptions and interactive services for the years ended December 31, 2008 and 2009 (in thousands):

	Years ended December 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2008	2009
Subscriptions	$5,558	$6,558	$1,000	18.0%
Interactive services	19,228	22,894	3,666	19.1%

	$24,786	$29,452	$4,666	18.8%

        Cost of subscription revenue increased $1.0 million, or 18%, in 2009 compared to 2008. This increase was due primarily to an increase in third party royalty costs. Cost of subscription revenue as a percentage of subscription revenue was 28% and 35% in 2008 and 2009, respectively.

        Cost of interactive service revenue increased $3.7 million, or 19%, for 2009 compared to 2008. This increase was primarily due to increased costs for customer support personnel of $1.5 million, increased compensation paid to participants in our market research programs of $0.9 million, and third-party consulting costs of $0.8 million. Cost of interactive services revenue as a percentage of interactive service revenue was 30% and 31% in 2008 and 2009, respectively. In the short term, we expect that cost of interactive services revenue will increase.

        Sales and marketing expense.    Sales and marketing expense increased $4.5 million, or 25%, in 2009 compared to 2008. This increase was primarily due to increased salary and other personnel costs of $3.0 million for the additional headcount needed to support our revenue growth, an increase in consulting costs of $0.7 million and an increase in employee stock-based compensation of $0.5 million. Sales and marketing expense as a percentage of total net revenue in 2008 and 2009 was 22% and 24%, respectively. We expect sales and marketing expense to continue to increase.

        Research and development expense.    Research and development expense increased $2.2 million, or 18%, in 2009 compared to 2008. This increase was primarily due to increased salary and other personnel costs of $1.4 million for the additional headcount needed to support the release of our subscription product on additional operating platforms, a $0.4 million increase in employee stock-based compensation, and an increase in consulting costs of $0.4 million. Research and development expense as a percentage of total net revenue in 2008 and 2009 was 15% and 16%, respectively. We expect research and development expense to increase as we continue to invest heavily in the development of new products and services.

        General and administrative expense.    General and administrative expense decreased $3.3 million, or 22%, in 2009 compared to 2008. This decrease was primarily due to decreased external audit and tax fees of $1.9 million and decreased legal fees of $1.0 million. In 2008, we incurred significant audit fees in connection with the audit of our 2008 financial statements and the filing of a registration statement on Form S-1. In addition, when we decided not to pursue our initial public offering in December 2008, we expensed $1.8 million of legal, accounting and printer fees in connection with the filing of our S-1 that had been capitalized throughout 2007 and 2008. General and administrative expense as a percentage of total net revenue in 2008 and 2009 was 18% and 12%, respectively. We expect general and administrative expense to increase due to costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company.

        Interest income.    Interest income decreased $1.1 million, or 89%, in 2009 compared to 2008. Although average cash balances increased during 2009 the decline in prevailing interest rates in 2009 compared to 2008 resulted in a significant decrease in interest income.

        Interest expense.    We incurred interest expense of $0.9 million in both 2008 and 2009. Interest expense relates to rent payments on our San Mateo facility which we have capitalized as discussed in "Critical accounting policies and estimates—Build-out of our San Mateo facility" above.

        Other income (expense), net.    Other expense was $0.1 million in 2009 compared to other income of $0.5 million in 2008. Other income (expense) primarily includes interest and penalties for the non-remittance of sales tax in the states where we believe we have nexus. Historically, we did not charge nor remit sales tax on any of our sales as discussed in "Critical accounting policies and estimates—Sales tax accrual" above. In 2008, we changed our estimate as of December 31, 2007 and reversed $0.5 million of the liability for interest and penalties.

        Provision for income taxes.    We incurred a provision for income taxes of $6.8 million in 2009 compared to $6.5 million in 2008. In 2008, we had an effective tax rate of 46.7% and we utilized $18.7 million of our net operating loss to offset our actual tax liability. In 2009, we had an effective tax rate of 47.0% and we utilized $8.8 million of our federal net operating loss to offset a portion of our actual tax liability. The state of California has suspended the use of California net operating loss carryforwards for the years 2008 and 2009.

Quarterly results of operations

        The following table sets forth selected unaudited quarterly statements of operations data for the eight quarters ending March 31, 2009 through December 31, 2010. The information for each of these quarters has been prepared on the same basis as our audited financial statements and, in the opinion of management, includes all adjustments necessary for a fair statement of the results of operations for such periods. This data should be read in conjunction with the financial statements and the related notes. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share information)
Subscription revenues	$4,669	$4,521	$4,576	$5,235	$5,754	$5,796	$5,765	$7,368
Interactive services revenues	20,056	14,823	17,603	22,171	18,582	19,481	18,325	22,917

Total revenues, net	24,725	19,344	22,179	27,406	24,336	25,277	24,090	30,285
Subscription cost of revenues	1,810	1,691	1,589	1,468	1,805	1,574	1,440	1,697
Interactive services cost of revenues	5,155	5,541	6,159	6,039	5,447	6,162	6,902	6,703

Total cost of revenues(1)	6,965	7,232	7,748	7,507	7,252	7,736	8,342	8,400
Gross profit	17,760	12,112	14,431	19,899	17,084	17,541	15,748	21,885
Operating expenses:(1)
Sales and marketing	5,079	5,810	5,417	6,398	6,838	7,554	7,619	8,413
Research and development	3,284	3,405	3,866	4,108	4,519	4,865	5,128	5,205
General and administrative	2,849	3,064	2,717	2,957	4,025	3,925	3,299	4,480
Change in fair value of contingent consideration	—	—	—	—	1,214	(569)	240	(1,919)

Total operating expenses	11,212	12,279	12,000	13,463	16,596	15,775	16,286	16,179

Income (loss) from operations	6,548	(167)	2,431	6,436	488	1,766	(538)	5,706
Interest income	47	40	22	18	20	28	25	20
Interest expense	(214)	(213)	(214)	(214)	(214)	—	—	—
Other income (expense), net	—	(75)	1	1	2	—	—	(2)
Gain on sale-leaseback of building	—	—	—	—	—	1,689	—	—

Income (loss) before income taxes	6,381	(415)	2,240	6,241	296	3,483	(513)	5,724
Benefit (provision) for income taxes	(3,123)	114	(1,041)	(2,738)	(270)	(2,721)	849	(3,045)

Net income (loss)	$3,258	$(301)	$1,199	$3,503	$26	$762	$336	$2,679

Net income (loss) per common share—basic(2)	$0.12	$(0.15)	$0.02	$0.14	$(0.12)	$(0.02)	$(0.07)	$0.10

Net income (loss) per common share—diluted(2)	$0.11	$(0.15)	$0.02	$0.13	$(0.12)	$(0.02)	$(0.07)	$0.09

Weighted average common shares outstanding—basic	7,964	7,867	7,619	7,586	7,415	7,524	7,612	7,678

Weighted average common shares outstanding—diluted	9,796	7,867	9,329	9,233	7,415	7,524	7,612	9,309

(1)
Includes stock-based compensation in the following amounts:

Cost of revenue	51	52	52	58	69	81	68	54
Sales and marketing	245	333	375	268	395	546	379	421
Research and development	163	181	251	304	359	367	511	275
General and administrative	394	585	641	581	710	608	611	902
(2)
Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

        The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our revenue is generally highest in the fourth quarter of each calendar year. We have experienced fluctuations in our quarterly results, and we expect these fluctuations to continue in the future. The occurrence of a number of factors might cause our operating results to vary widely, including:

  •
  budgeting patterns of our customers;

  •
  the timing of revenue recognition;

  •
  our ability to retain and increase sales to existing customers;

  •
  our ability to attract new customers;

  •
  the length of time to complete our obligations under existing contracts;

  •
  changes in our pricing policies;

  •
  the mix of services we sell;

  •
  new product introductions and product enhancements by us or by our competitors;

  •
  effectiveness of our sales force;

  •
  general economic conditions in the United States; and

  •
  regulatory compliance.

        Due to these and other factors, we believe that quarter-to-quarter comparisons of operating results will not be meaningful and should not be relied upon as an indication of future performance. Other factors may also impact results in any given quarter, particularly with respect to the timing of revenue.

        The table below sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands)
Net income (loss)	$3,258	$(301)	$1,199	$3,503	$26	$762	$336	$2,679
Interest income	(47)	(40)	(22)	(18)	(20)	(28)	(25)	(20)
Interest expense	214	213	214	214	214	—	—	—
Building rent expense	(214)	(213)	(214)	(214)	(214)	—	—	—
Other income (expense)	—	75	(1)	(1)	(2)	—	—	2
Provision (benefit) for income taxes	3,123	(114)	1,041	2,738	270	2,721	(849)	3,045
Depreciation and amortization	695	730	729	735	721	716	803	843
Amortization of purchased intangibles	—	—	—	—	8	17	523	771
Stock-based compensation	853	1,151	1,319	1,211	1,533	1,602	1,569	1,652
Change in fair value of contingent consideration	—	—	—	—	1,214	(569)	240	(1,919)
Gain on sale-leaseback of building	—	—	—	—	—	(1,689)	—	—

Adjusted EBITDA	$7,882	$1,501	$4,265	$8,168	$3,750	$3,532	$2,597	$7,053

        Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

        We believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

  •
  EBITDA is widely used by investors to measure a company's operating performance without regard to such items as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

  •
  investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

        Our management uses Adjusted EBITDA:

  •
  as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

  •
  as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

  •
  in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; and

  •
  as a significant performance measurement included in our bonus plan.

Liquidity and capital resources

        Cash flow from operating activities has been positive on an annual basis since 2003. Most of our expenditures are for personnel and facilities. As revenues have grown, operating expenses and operating expenses as a percentage of revenue have also increased. We expect that spending as a percentage of revenue will decrease in the latter half of 2011 after the release of our EHR product and to the extent we are successful in growing our business.

Operating activities

        Cash provided by operating activities was $9.1 million in 2010, which was primarily attributable to net income of $3.8 million plus stock-based compensation of $6.3 million and depreciation and amortization of $4.4 million, and a decrease in deferred tax assets of $4.5 million, partially offset by a decrease in deferred revenue of $7.5 million.

        Cash provided by operating activities was $17.0 million in 2009, which was primarily attributable to net income of $7.7 million plus employee stock-based compensation expense of $4.5 million and depreciation and amortization of $2.9 million.

        Cash provided by operating activities was $16.8 million in 2008, which was primarily attributable to net income of $7.4 million plus employee stock-based compensation expense of $3.6 million and depreciation and amortization of $2.6 million.

Investing activities

        Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Our investment policy is as follows: investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers' acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 5% of the market value of the portfolio or

$1.0 million, whichever is greater, but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size should normally be greater than $50 million for corporate bonds. No single position in any issue should equal more than 10% of that issue. The final maturity of each security within the portfolio should not exceed 24 months.

        The following table summarizes our investments in cash, cash equivalents and short-term investments as of December 31, 2008, 2009 and 2010 (in thousands):

	As of December 31,
	2008	2009	2010
Cash	5,117	12,140	10,676
Cash equivalents	53,148	48,755	25,311
Short-term investments	—	4,424	18,697

Total cash, cash equivalents and short-term investments	58,265	65,319	54,684

Unrealized loss on available-for-sale securities	—	(2)	—

Financing activities

        Cash used in financing activities of $0.5 million in 2010 was due to repurchases of our stock from certain employees, former employees and former directors totaling $3.5 million, partially offset by proceeds from the exercise of employee stock options of $2.7 million. During 2010, certain individuals, including former employees and former directors, entered into binding agreements to sell common stock held by them to three accredited investors. During 2010, we exercised our right of first refusal for 0.4 million shares of common stock at contracted prices ranging from $6.42 to $11.43 for an aggregate purchase price of $3.5 million.

        Cash used in financing activities in 2009 was $6.9 million and was due to repurchases of our stock from employees and former employees totaling $7.9 million, partially offset by proceeds from the exercise of employee stock options of $0.9 million. On June 1, 2009, we repurchased 0.5 million shares of common stock from existing employees for an aggregate $5.8 million pursuant to a tender offer. Also, during the fourth quarter of 2009, certain former employees entered into binding agreements to sell common stock held by them to one of various accredited investors. In certain instances, we elected to exercise our right of first refusal by purchasing the shares from these individuals at contracted prices ranging from $8.27 to $9.54 per share. We exercised our right of first refusal to repurchase 0.2 million shares of common stock for an aggregate purchase price of $2.1 million.

        Cash used in financing activities in 2008 was $28.3 million and consisted primarily of the reversal of the book overdraft of $28.4 million discussed below.

        We believe that our available cash resources and anticipated future cash flow from operations, will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, prior to such time, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that could restrict our operations. Any required additional capital may not be available on reasonable terms, if at all.

        Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our customers and us.

Contractual obligations

        The following table summarizes our contractual obligations as of December 31, 2010, and the years in which these obligations are due (in thousands):

	Total	2011	2012 - 2013	2014 - 2015	After 2015	Other
Operating leases(1)	9,602	2,608	5,199	1,795	—	—
Minimum royalty and contract license fees(2)	4,212	2,765	1,447		—	—
Engineering and content development(3)	1,800	600	1,200		—	—
Uncertain tax positions(4)	891	—	—	—	—	891
Accrued dividend on Series B mandatorily redeemable convertible preferred stock(5)	29,331	29,331	—	—	—	—
Fair value of contingent consideration(6)	15,016	—	—	—	—	15,016

Total	60,852	35,304	7,846	1,795	—	15,907

(1)
Relates to our facility in California, New Jersey and North Carolina.

(2)
Relates to medical information licensed from third parties for use in our subscription services.

(3)
Relates to a contract with a consulting firm to provide product development and content development work.

(4)
Represents uncertain tax positions for which we could not make a reasonable estimate of the amount or the exact period of related future payments.

(5)
Payable in cash upon the effectiveness of our initial public offering which closed on February 7, 2011.

(6)
Represents contingent consideration related to acquisitions. See "Note 5 Acquisitions" for details.

Off-balance sheet arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.

Indemnification

        We enter into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party's intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party's representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2009 or 2010.

        We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits its exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2009 or 2010.

Sarbanes-Oxley compliance and corporate governance

        As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2011, and potentially our independent registered public accounting firm beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2012. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We also must comply with all corporate governance requirements of The NASDAQ Global Market.

Recently adopted and recently issued accounting guidance

        See "Note 2 Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in money market funds and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average portfolio duration of one year or less.

        Unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.

Item 8.    Financial Statements and Supplementary Data

Supplementary Data

        The information regarding our quarterly financial results required by this item is incorporated by reference here from "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly results of operations."

Financial Statements

Index to financial statements

Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of December 31, 2009 and 2010	81
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010	82
Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Deficit for each of the three years in the period ended December 31, 2010	83
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010	85
Notes to Consolidated Financial Statements	86

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Epocrates, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Epocrates, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 of the financial statements, the Company changed the manner in which it accounts for revenue recognition in multiple element arrangements in 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 31, 2011

EPOCRATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2010
Assets
Current assets
Cash and cash equivalents	$60,895	$35,987
Short-term investments	4,424	18,697
Accounts receivable, net of allowance for doubtful accounts of $22 and $141, respectively	17,309	21,101
Deferred tax asset	9,345	4,971
Prepaid expenses and other current assets	3,984	3,548

Total current assets	95,957	84,304
Property and equipment, net	25,237	8,757
Deferred tax asset, long-term	899	779
Goodwill	1,120	19,079
Other intangible assets, net	577	11,438
Other assets	1,675	2,859

Total assets	$125,465	$127,216

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Deficit
Current liabilities
Accounts payable	$1,582	$3,635
Deferred revenue	54,587	46,164
Other accrued liabilities	5,781	9,251

Total current liabilities	61,950	59,050
Financing liability	20,314	—
Deferred revenue, less current portion	7,721	8,732
Contingent consideration	1,300	15,016
Other liabilities	1,342	1,913

Total liabilities	92,627	84,711
Commitments and contingencies (Note 8)
Mandatorily redeemable convertible preferred stock $0.001 par value; 15,304 shares authorized; 13,142 shares issued and outstanding at December 31, 2009 and December 31, 2010; (aggregate liquidation preference at December 31, 2010: $73,373)	70,502	73,342

Stockholders' deficit
Common stock: $0.001 par value; 30,129 shares authorized; 7,509 and 7,802 shares issued and outstanding at December 31, 2009 and December 31, 2010, respectively	8	8
Additional paid-in capital	6,291	11,911
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(43,962)	(42,755)

Total stockholders' deficit	(37,664)	(30,837)

Total liabilities, mandatorily redeemable convertible preferred stock, and stockholders' deficit	$125,465	$127,216

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2009	2010
Subscription revenues	$20,099	$19,001	$24,683
Interactive services revenues	63,246	74,653	79,305

Total revenues, net	83,345	93,654	103,988
Cost of subscription revenues	5,558	6,558	6,516
Cost of interactive services revenues	19,228	22,894	25,214

Total cost of revenues(1)	24,786	29,452	31,730

Gross profit	58,559	64,202	72,258

Operating expenses(1):
Sales and marketing	18,167	22,704	30,424
Research and development	12,430	14,663	19,717
General and administrative	14,888	11,587	15,729
Change in fair value of contingent consideration	—	—	(1,034)

Total operating expenses	45,485	48,954	64,836

Income from operations	13,074	15,248	7,422
Interest income	1,180	127	93
Interest expense	(855)	(855)	(214)
Other income/(expense), net	545	(73)	—
Gain on sale-leaseback of building	—	—	1,689

Income before income taxes	13,944	14,447	8,990
Provision for income taxes	(6,510)	(6,788)	(5,187)

Net income	7,434	7,659	3,803

Less: Accretion of Series B mandatorily redeemable preferred stock dividends	3,523	3,523	3,523
Less: Allocation of net income to participating preferred stockholders	2,290	2,433	167

Net income available to common stockholders—basic	$1,621	$1,703	$113
Undistributed earnings re-allocated to common stockholders	219	205	13

Net income available to common stockholders—diluted	$1,840	$1,908	$126

Net income per common share—basic	$0.21	$0.22	$0.01

Net income per common share—diluted	$0.19	$0.20	$0.01

Weighted average common shares outstanding—basic	7,847	7,758	7,558

Weighted average common shares outstanding—diluted	9,852	9,491	9,145

(1)
Includes stock-based compensation of the following amounts:

Cost of revenues	$158	$213	$272
Sales and marketing	676	1,221	1,741
Research and development	511	899	1,512
General and administrative	2,275	2,201	2,831

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

Statements of changes in mandatorily redeemable convertible preferred stock and stockholders' deficit

(in thousands)

	Mandatorily Redeemable Convertible Preferred Stock
			Common Stock					Accumulated Other Comprehensive Income (Loss)
					Treasury Stock	Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Deficit	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	13,142	$64,822	7,827	$8	$—	$3,292	$(168)	$9	$(51,522)	$(48,381)
Issuance of common stock upon exercise of stock options	—	—	110	—	—	109	—	—	—	109
Employee stock-based compensation expense	—	—	—	—	—	3,641	—	—	—	3,641
Stock compensation associated with outstanding repriced options	—	—	—	—	—	(153)	—	—	—	(153)
Amortization of employee deferred stock-based compensation	—	—	—	—	—	(20)	152	—	—	132
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	—	(2)	2	—	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	(9)	—	(9)	(9)
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	—	(2,840)
Net income	—	—	—	—	—	—	—	—	7,434	7,434	7,434

Comprehensive income	—	—	—	—	—	—	—	—	—		$7,425

Balance at December 31, 2008	13,142	$67,662	7,937	$8	$—	$4,027	$(14)	$—	$(44,088)	$(40,067)
Issuance of common stock upon exercise of stock options	—	—	294	—	—	941	—	—	—	941
Issuance of common stock upon release of RSUs	—	—	13	—	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	—	4,760	—	—	—	4,760
Stock compensation associated with outstanding repriced options	—	—	—	—	—	—	—	—	—	—
Amortization of employee deferred stock-based compensation	—	—	—	—	—	(240)	—	—	—	(240)
Adjustment to deferred stock-based compensation for terminated employees	—	—	—	—	—	—	14	—	—	14
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	(1)	—	(1)	(1)
Purchase of treasury stock	—	—	—	—	(7,928)	—	—	—	—	(7,928)
Retirement of treasury stock	—	—	(735)	—	7,928	(395)	—	—	(7,533)	—
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	—	(2,840)

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

Statements of changes in mandatorily redeemable convertible preferred stock and stockholders' deficit (Continued)

(in thousands)

	Mandatorily Redeemable Convertible Preferred Stock
			Common Stock					Accumulated Other Comprehensive Income (Loss)
					Treasury Stock	Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Deficit	Comprehensive Income
	Shares	Amount	Shares	Amount
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	38	—	—	—	38
Net income	—	—	—	—	—	—	—	—	7,659	7,659	7,659

Comprehensive income	—	—	—	—	—	—	—	—	—		$7,658

Balance at December 31, 2009	13,142	$70,502	7,509	$8	$—	$6,291	$—	$(1)	$(43,962)	$(37,664)
Issuance of common stock upon exercise of stock options	—	—	663	—	—	2,680	—	—	—	2,680
Employee stock-based compensation expense	—	—	—	—	—	5,962	—	—	—	5,962
Stock compensation associated with outstanding repriced options	—	—	—	—	—	394	—	—	—	394
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(120)	—	(3,491)	—	—	—	—	(3,491)
Retirement of treasury stock	—	—	(250)	—	3,491	(895)	—	—	(2,596)	—
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	—	(2,840)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	319	—	—	—	319
Net income	—	—	—	—	—	—	—	—	3,803	3,803	3,803

Comprehensive income	—	—	—	—	—	—	—		—		$3,803

Balance at December 31, 2010	13,142	$73,342	7,802	$8	$—	$11,911	$—	$(1)	$(42,755)	$(30,837)

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$7,434	$7,659	$3,803
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,620	4,534	6,356
Depreciation and amortization	2,645	2,889	3,083
Amortization of intangible assets	—	—	1,319
Allowance for doubtful accounts and sales returns reserve	(11)	(5)	119
Change in carrying value of preferred stock liability	(10)	(16)	33
Excess tax benefit from stock-based compensation awards	—	(38)	(319)
Contingent consideration expense	—	—	(1,034)
Gain on sale-leaseback of building	—	—	(1,689)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(650)	(4,978)	(3,911)
Deferred tax asset, current and noncurrent	5,541	5,841	4,495
Prepaid expenses and other assets	(442)	(1,447)	(1,165)
Accounts payable	569	(523)	1,210
Deferred revenue	189	3,869	(7,464)
Other accrued liabilities and other payables	(2,063)	(767)	4,276

Net cash provided by operating activities	16,822	17,018	9,112
Cash flows from investing activities:
Purchase of property and equipment	(2,860)	(2,613)	(4,657)
Business acquisitions	—	(400)	(14,600)
Purchase of short-term investments	—	(4,426)	(27,793)
Sale of short-term investments	1,293	—	1,797
Maturity of short-term investments	1,197	—	11,725

Net cash used in investing activities	(370)	(7,439)	(33,528)
Cash flows from financing activities:
Book overdraft	(28,412)	—	—
Acquisition of common stock	—	(7,928)	(3,491)
Excess tax benefit from stock-based compensation awards	—	38	319
Proceeds from exercise of common stock options	109	941	2,680

Net cash used in financing activities	(28,303)	(6,949)	(492)

Net increase (decrease) in cash and cash equivalents	(11,851)	2,630	(24,908)
Cash and cash equivalents at beginning of period	70,116	58,265	60,895

Cash and cash equivalents at end of period	$58,265	$60,895	$35,987

Supplemental Disclosures:
Cash paid (refunded) for income taxes	$1,623	$2,444	$(969)
Cash paid for interest	855	855	214
Non-Cash Investing and Financing Activities:
Retirement of treasury stock	—	7,533	2,596
Unrealized gain (loss) on available-for-sale securities, net of tax effect	(9)	(1)	(1)
Unpaid accrued dividend on Series B mandatorily redeemable convertible preferred stock	2,840	2,840	2,840
Accrued purchase of property and equipment and other assets	(684)	—	(843)
Contingent consideration recorded in connection with business acquisitions	—	1,300	14,750

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

Notes to consolidated financial statements

1. Background

        Epocrates, Inc. (the "Company") was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc. and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

        The Company is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, the Company's products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company's interactive services, it provides the healthcare industry, primarily pharmaceutical companies, access to its user network to deliver targeted information and conduct market research in a cost-effective manner.

2. Summary of Significant Accounting Policies

Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management affect revenue recognition, the allowance for doubtful accounts, the subscription cancellations reserve, the carrying value of long-lived assets, the depreciation and amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, the sales tax accrual, the build-out of the Company's San Mateo facility, accounting for business combinations, stock-based compensation and the fair value of the Company's common stock, and fair value of contingent consideration.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original or remaining maturity from the Company's date of purchase of 90 days or less to be cash equivalents. Deposits held with financial institutions are likely to exceed the amount of insurance on these deposits. Cash and cash equivalents were $60.9 million and $36.0 million as of December 31, 2009 and 2010, respectively.

Restricted Cash

        As of December 31, 2009 restricted cash totaled $0.7 million, and relates to an agreement with the Company's merchant card provider and a certificate of deposit securing a letter of credit for the benefit of the Company's landlord. As of December 31, 2010, restricted cash totaled $0.5 million, and relates to an agreement with the Company's merchant card provider. These balances are recorded within other assets on the balance sheet.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Short-Term Investments

        The Company has classified its short-term investments as available-for-sale securities. These securities are reported at fair value with any changes in market value reported as a part of comprehensive income.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (see Note 9) and contingent consideration (see Note 5) represents fair value . Based on borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings, including the financing liability (see Note 6), approximate fair value.

        The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. The fair value hierarchy prioritizes the inputs into three broad levels:

    Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

    Level 3—Inputs are unobservable inputs based on the Company's assumptions.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

        The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company's professional portfolio managers adhere to this investment policy as approved by the Company's board of directors.

        The Company's investment policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers' acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. The Company does not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase, should not exceed 5% of the market value of the portfolio or $1 million, whichever is greater, but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size should normally be greater than $50 million for corporate bonds. No single position in any issue will equal more than 10% of that issue. The final maturity of each security within the portfolio shall not exceed 24 months.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the United States. One customer accounted for 11% of net accounts receivable as of December 31, 2009. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. For the years ended December 31, 2008, 2009 and 2010 no single customer accounted for more than 10% of net revenue.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the Company's receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers' payment histories and associated credit risks and it does not require collateral from its customers.

Property and Equipment

        Property and equipment, including equipment under capital leases, are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

        The useful lives of the property and equipment are as follows:

Computer equipment	36 months
Office equipment, furniture and fixtures	36 - 44 months
Software	36 months
Leasehold improvements	Shorter of useful life or lease term

        Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Major additions and improvements are capitalized while repairs and maintenance that do not extend the life of the asset are charged to operations as incurred. Depreciation and amortization expense is allocated to both cost of revenues and operating expenses.

Software Development Costs

        Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product for sale. Thus, the Company has expensed all software development costs as incurred.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Internal Use Software and Website Development Costs

        With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product's estimated useful life which is generally three years. For the years ended December 31, 2009 and 2010, the Company capitalized $1.8 million and $2.6 million of software development costs related to software for internal use, respectively. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $1.0 million, $1.4 million and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. Amortization of internal use software is reflected in cost of revenue. Costs associated with minor enhancement and maintenance of the Company's website are expensed as incurred.

Goodwill

        Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment test on December 31, 2009 and December 31, 2010 and determined that the undiscounted cash flow from the long-range forecast exceeds the carrying amount of goodwill.

        Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. For example, the Company has not yet launched its EHR product and the company's revenue estimates for our EHR product may not materialize which would result in an impairment of goodwill related to the EHR reporting unit of up to $1.1 million.

        There were no such impairment of goodwill during the years ended December 31, 2008, 2009, or 2010.

Impairment of Long-Lived Assets

        The Company evaluates long-lived assets for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during the years ended December 31, 2008, 2009, or 2010.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Freestanding Preferred Stock Warrants

        Freestanding warrants that are related to the Company's Convertible Preferred Stock are classified as liabilities on the Company's balance sheet. The warrants are subject to reassessment at each balance sheet date, and any change in fair value is recognized as a component of other income (expense), net. The Company will continue to adjust the liability for changes in fair value until the completion of our initial public offering which closed on February 7, 2011, at which time all preferred stock warrants will be converted into warrants to purchase common stock, and accordingly, the liability will be reclassified to stockholders deficit.

Revenue Recognition

Stand Alone Sales of Premium Subscriptions Services

        The majority of healthcare professionals in the Company's network use its free products and do not purchase any of the Company's premium subscriptions. The Company generates revenue from the sale of premium subscription products. Subscription options include:

  •
  a subscription to one of three premium mobile products the Company offers that a user downloads to their mobile device;

  •
  a subscription to the Company's premium online product or site licenses for access via the Internet on a desktop or laptop; and

  •
  license codes that can be redeemed for such mobile or online premium products.

        Mobile subscription services and license codes contain elements of software code that reside on a mobile device and are essential to the functionality of the service being provided. For these services, revenue is recognized only when:

  •
  there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

  •
  delivery has occurred or services have been rendered;

  •
  the price is fixed or determinable after evaluating the risk of concession; and

  •
  collectability is probable based on customer creditworthiness and past history of collection.

        Online products and site licenses do not contain any software elements that are essential to the services being provided. For these services, revenue is recognized using the same criteria as above, however collectability only need be reasonably assured. When collectability is not reasonably assured, revenue is deferred until collection.

        Subscriptions are recognized as revenue ratably over the term of the subscription as services are delivered. Billings for subscriptions typically occur in advance of services being performed; therefore these amounts are recorded as deferred revenue when billed. A license code allows a holder to redeem the code for a subscription. Typically, license codes must be redeemed within six to twelve months of issuance. When a license code is redeemed for a premium mobile product, revenue is recognized ratably over the term of the subscription. If a license code expires before it is redeemed, revenue is recognized upon expiration.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Extended payment terms beyond standard terms may cause a deferral of revenue until such amounts become due. Allowances are established for uncollectible amounts and potential returns based on historical experience.

        If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company provides a refund. The Company records a reserve based on estimated future cancellations using historical data. To date, such returns reserve has not been material and has been within management's expectations.

Stand-Alone Sales of Interactive Services

        The Company also generates revenue by providing healthcare companies with interactive services through targeted access to its user network through interactive services. These services include:

  •
  DocAlert clinical messaging services

  •
  Virtual representative services

  •
  Epocrates market research services

  •
  Formulary hosting services

  •
  Mobile resource centers

        Interactive services do not contain any software elements that are essential to the services being provided; therefore, revenue is recognized when:

  •
  there is persuasive evidence that an arrangement exists, in the form of a written contract, amendments to that contract, or purchase orders from a third party;

  •
  delivery has occurred or services have been rendered;

  •
  the price is fixed or determinable after evaluating the risk of concession; and

  •
  collectability is reasonably assured based on customer creditworthiness and past history of collection.

        DocAlert Clinical Messaging Services.    DocAlert messages are short clinical alerts delivered to the Company's users when they connect with the Company's databases to receive updated content. Most of these DocAlert messages are not sponsored and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. The balance of DocAlert messages are sponsored by the Company's clients. Messages are targeted to all or a subset of physicians to increase the value and relevance to recipients. Clients contract with the Company to publish an agreed upon number of DocAlert messages over the contract period, typically one year. Each sponsored message is available to users for four weeks and are targeted to all or a subset of physicians to increase the value and relevance to recipients. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for clinical messaging services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. The messages to be delivered can be either asymmetrical, that is each message is delivered to a different target group of users, or symmetrical, that is each message is delivered to the same target group of users. As discussed in detail under multiple

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

element arrangements below, for contracts signed or materially modified on or after January 1, 2009, the Company allocates consideration to each message based on the Company's best estimate of sales price ("BESP"), and recognizes revenue ratably over the delivery period of each message. As it relates to contracts signed prior to January 1, 2009, the Company has not established vendor objective evidence ("VOE") of fair value for DocAlert messages. Therefore, for those contracts signed prior to January 1, 2009, revenue in asymmetrical arrangements is recognized over the delivery period of the last contracted message, or if the Company's client does not provide all such messages to the Company, upon expiration of the contract. Revenue for symmetrical agreements is recognized ratably over the delivery period of each symmetrical message because despite not being able to demonstrate VOE of fair value for each individual message, each message is of equal value to the client because the target audience for each message is the same.

        Virtual Representative Services.    The Company's mobile promotional programs are designed to supplement and replicate the traditional sales model with services typically provided during representative interactions—product detailing, drug sample delivery, patient literature delivery and drug coverage updates. The Company's pharmaceutical clients contract with the Company to make one or more of these services available to its users for a period of time, usually one year. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for virtual representative services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the contracted term.

        Epocrates Honors Market Research Services.    The Company recruits healthcare professionals to participate in market research activities. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. Typically, a customer will pay the Company a fee for access to a targeted group of our users whom they wish to survey. The Company pays a portion of this fee to the survey participants as an honoraria. Upon completion of the survey, which typically runs for about a month, the Company will bill the customer the entire amount due. The Company has concluded that it acts as the primary obligor. Accordingly, the Company recognizes the entire fee paid by its customers as revenue upon confirmation of completion of the survey, and the compensation paid by the Company to survey participants is recorded as a cost of revenue when earned by the participant.

        Formulary Hosting Services.    Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. Clients, usually health insurance providers, contract with the Company to make their formulary available to the Company's user base, typically for a one to three year period. Clients are typically billed up front on a quarterly or an annual basis. Because billings for formulary services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the term of the contract.

        Mobile Resource Centers.    This educational service allows healthcare professionals to stay current on clinical developments for a variety of disease conditions and topics. Sponsored by a pharmaceutical company, each resource center is developed in conjunction with a key opinion leader for that specific disease or condition. Clients, usually pharmaceutical companies, contract with the Company to host a mobile resource center and make it available to its users for a one-year period. Clients are typically

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

billed half of the contracted fee upon signing the contract with the balance being billed 90 days after the contract is signed. Because billings for sponsored content typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the contracted term.

        Commission and royalty costs associated with products sold are expensed as incurred.

Multiple Element Arrangements Signed On or After January 1, 2009

        The Company often enters into arrangements that contain various combinations of services from the above described subscriptions and interactive services. The customer is typically charged a fee for the entire group of services to be provided. Clients are typically billed half of the contracted fee upon signing the contract with the balance being billed 90 days after the contract is signed. Each element typically has a delivery period of one year, but the various elements may or may not be delivered concurrently.

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting standards for multiple deliverable revenue arrangements to:

  •
  provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

  •
  require an entity to allocate revenue in an arrangement using best evidence of selling price ("BESP") if a vendor does not have vendor specific objective evidence ("VSOE") of fair value or third party evidence ("TPE") of fair value; and

  •
  eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

        The Company elected to early adopt this accounting guidance as of January 1, 2009.

        The new guidance does not change the units of accounting for the Company's revenue transactions. However, prior to adopting this new guidance, revenue for some delivered items was often deferred until certain other deliverables completed their delivery. Under the new guidance, if the Company cannot establish VSOE of fair value, the Company should then determine if it can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company's services differ significantly from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

        If both VSOE and TPE do not exist, the Company then uses BESP to establish fair value and to allocate total consideration to each element in the arrangement and consideration related to each element is then recognized ratably over the delivery period of each element. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.

        The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

service by considering multiple factors including an analysis of recent stand alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

        Net revenue as reported and pro forma net revenue that would have been reported during the year ended December 31, 2009, had the Company not adopted the new guidance is shown in the following table (in thousands):

	As Reported	Pro Forma Basis (As If Previous Guidance Was In Effect)
Total revenues, net	$93,654	$91,595

        The new accounting guidance for revenue recognition is expected to have a similar dollar amount effect on net revenues in periods after the initial adoption.

Multiple Element Arrangements Signed Prior to January 1, 2009

        For contracts that were signed prior to January 1, 2009 that were not materially modified after January 1, 2009, the Company used and continues to use the prior revenue recognition guidance. Under this guidance, if VSOE or VOE of fair value exists for the last undelivered element, the Company applies the residual method whereby only the fair value of the undelivered element is deferred and the remaining residual fee is recognized when delivered. If VSOE or VOE of fair value does not exist for the last undelivered element, the entire fee is recognized over the period of delivery of the last undelivered element.

        VSOE of fair value has been established for subscriptions to our mobile premium products and license codes and represents the price charged when that element is sold separately. VOE of fair value for online premium product subscriptions, site licenses and interactive services is also established based on the price paid when such services are sold separately. To date, VOE of fair value for online premium product subscriptions or site licenses has not been established nor has VOE of fair value been established for interactive services due to the wide variability in the pricing of most interactive services.

Stock-Based Compensation

        For options granted on or after January 1, 2006, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. For options granted prior to January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic value method unless such grants are materially modified.

        The Company will only recognize a tax benefit from stock based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock based awards on other tax attributes, such as the research tax credit, through its statement of operations.

        Equity instruments issued to nonemployees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

equity instruments vest. The fair value of options granted to consultants is expensed over the vesting period.

Research and Development

        Research and development costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Advertising

        Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying statements of operations. Advertising expense totaled $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Income Taxes

        The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Sales Taxes

        When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to sales tax payable, respectively. The balances are then removed from the balance sheet as cash is collected from the customer and as remitted to the tax authority.

        The Company did not begin charging nor remitting sales tax for any of its sales until 2008. The Company has recorded a liability for uncollected and unremitted sales taxes and associated interest and penalties (see Note 4).

Comprehensive Income

        Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income includes only unrealized gains on available for sale securities (see Note 3).

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Comprehensive income as of December 31, 2008, 2009 and 2010 consists of the following components net of related tax effects (in thousands):

	Years Ended December 31,
	2008	2009	2010
Net income	$7,434	$7,659	$3,803
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect	(9)	(1)	—

Comprehensive income	$7,425	$7,658	$3,803

Net Income Per Share

        Basic income per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase. Net income available to common stockholders is calculated using the two class method as net income less the Preferred Stock dividend for the period less the amount of net income (if any) allocated to preferred based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period.

        Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted income per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options, warrants and restricted stock units is computed using the treasury stock method.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2008, 2009 and 2010 (in thousands, except per share data):

	Years Ended December 31,
	2008	2009	2010
Numerator:
Net income	$7,434	$7,659	$3,803
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	3,523	3,523	3,523
Less: Allocation of net income to participating preferred shares	2,290	2,433	167

Numerator for basic calculation	1,621	1,703	113
Undistributed earnings re-allocated to common stockholders	219	205	13

Numerator for diluted calculation	1,840	1,908	126

Denominator:
Denominator for basic calculation, weighted average number number of common shares outstanding	7,847	7,758	7,558
Dilutive effect of options using treasury stock method	1,966	1,733	1,587
Early exercised options not included in denominator for basic calculation	39	—	—

Denominator for diluted calculation	9,852	9,491	9,145

Net income per share
Basic net income per common share	$0.21	$0.22	$0.01

Diluted net income per common share	$0.19	$0.20	$0.01

        Diluted income per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and stock options and warrants (using the treasury stock method). Dilutive securities have been excluded from the diluted loss per share computations as such securities have an anti-dilutive effect on net income per share.

        For the years ended December 31, 2008, 2009 and 2010, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2008	2009	2010
Series B preferred stock warrants	18	18	18
Outstanding unexercised options and restricted stock units	722	2,081	3,138
Mandatorily redeemable convertible preferred stock	13,142	13,142	13,142

Total outstanding	13,882	15,241	16,298

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Adopted and Recently Issued Accounting Guidance

        The following accounting guidance was adopted during the year ended December 31, 2009. With the exception of those items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance to the Company.

        Effective July 1, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy GAAP. These changes establish the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead the FASB will issue Accounting Standards Updates ("ASUs"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company's results of operations, financial position or cash flows.

        Effective July 1, 2009, the Company adopted changes issued by the FASB that amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this new guidance did not have a material effect on the Company's results of operations, financial position or cash flows.

        Effective January 1, 2009, the Company adopted changes issued by the FASB that require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The amendments are required to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this new guidance did not have a material effect on the Company's financial position or cash flows, but did have a material effect on the Company's results of operations. If the Company had not adopted the new guidance on January 1, 2009, revenue and net income would have been $2.1 million lower than reported.

        Effective January 1, 2009, the Company adopted changes issued by the FASB that require an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of this new guidance did not have a material effect on the Company's results of operations, financial position or cash flows. See "Note 5 Acquisitions" for additional details.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In 2009, the FASB issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The Company adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued revised guidance that expands the disclosure requirements for fair value measurements. New disclosure required under the revised guidance includes information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and inclusion of purchases, sales, issuances and settlements information for Level 3 measurements in the rollforward of activity on a gross basis. This guidance is effective for fiscal years beginning after December 15, 2009, except for the rollforward of activities on a gross basis for Level 3, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance in the first quarter of 2010. The adoption did not impact the Company's results of operations or financial position.

3. Short-Term Investments

        Marketable securities are classified as available-for-sale. These securities are reported at fair value with any changes in market value reported as a part of comprehensive income. Premiums (discounts) are amortized (accreted) to interest income over the life of the investment. Marketable securities are classified as short-term investments if the remaining maturity, from the date of purchase is in excess of ninety days. Investments with contractual maturities of more than one year are included current in short-term investments since the Company intends to convert them into cash as necessary to meet liquidity needs.

        The Company determines the fair value amounts by using available market information. As of December 31, 2009 and 2010, the average portfolio duration was less than one year and the contractual maturity of any single investment did not exceed 24 months.

        All short-term investments, except for the money market funds, as of December 31, 2009 and 2010 are considered level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

3. Short-Term Investments (Continued)

        As of December 31, 2010, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$10,562	$2	$(2)	$10,562
Obligations of U.S. corporations	3,955	2	(2)	3,955
Obligations of Non-U.S. corporations	2,114	—	—	2,114
Bank certificates of deposit	3,200	—	—	3,200
Money market funds	24,177	—	—	24,177
Cash	10,676	—	—	10,676

	$54,684	$4	$(4)	$54,684

Amounts included in cash and cash equivalents	$35,987	$—	$—	$35,987
Amounts included in short-term investments	18,697	4	(4)	18,697

	$54,684	$4	$(4)	$54,684

        As of December 31, 2009, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$2,538	$—	$(1)	$2,537
Obligations of U.S. corporations	899	—	(1)	898
U.S. corporate commercial paper	989	—	—	989
Money market funds	48,755	—	—	48,755
Cash	12,140	—	—	12,140

	$65,321	$—	$(2)	$65,319

Amounts included in cash and cash equivalents	$60,895	$—	$—	$60,895
Amounts included in short-term investments	4,426	—	(2)	4,424

	$65,321	$—	$(2)	$65,319

        As of December 31, 2009 and 2010, the Company's cash and cash equivalents were primarily in the form of cash or money market funds, and the Company had no unrealized gains or losses on any of these investments. Cash and money market funds included in cash equivalents as of December 31 2009 and 2010 are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The remaining portion of cash and cash equivalents is composed primarily of obligations of U.S. government agencies, which are Level 2 investments under GAAP fair value hierarchy. Cash equivalents were $48.8 million and $25.3 million as of December 31, 2009 and 2010, respectively.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

4. Balance Sheet Components

        The following table shows the components of prepaid and other assets as of December 31, 2009 and 2010 (in thousands):

	December 31,
	2009	2010
Prepaid expenses	$3,618	$3,060
Other current assets	366	488

	$3,984	$3,548

        The following table shows the components of property and equipment as of December 31, 2009 and 2010 (in thousands):

	December 31,
	2009	2010
Building (see note 6)	$17,884	$—
Computer equipment and purchased software	6,098	8,366
Software developed for internal use	6,629	9,240
Furniture and fixtures	6,321	2,330
Leasehold improvements	179	2,285

	37,111	22,221
Less: Accumulated depreciation and amortization	(11,874)	(13,464)

	$25,237	$8,757

        Depreciation and amortization expense for the years ended December 31, 2008, 2009 and 2010 was $2.6 million, $2.9 million and $3.1 million, respectively.

        The following table shows the components of other accrued expenses as of December 31, 2009 and 2010 (in thousands):

	December 31,
	2009	2010
Accrued employee compensation	$1,695	$4,400
Accrued market research honoraria	1,123	1,166
Accrued royalties payable	1,067	1,063
Other accrued expenses	1,896	2,622

	$5,781	$9,251

        Prior to 2008, the Company neither charged nor remitted sales tax on any of its sales. The Company recorded expense of $0.2 million related to uncollected and unremitted sales tax including estimated penalties and interest for the year ended December 31, 2008. The expense related to sales tax was recorded as cost of revenue and the expense related to penalties and interest was recorded as other income (expense), net.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

4. Balance Sheet Components (Continued)

        The liability for uncollected and unremitted sales tax, including penalties and interest, was $0.3 million and $0 as of December 31, 2008 and 2009, respectively.

        In late 2007, the Company hired a consulting firm to assist it in determining the manner in which its products would be taxed in the various states in which it has nexus. This same consulting firm sent anonymous letters on the Company's behalf to those states in which the Company had determined it had nexus as of that date indicating the Company's desire to enter into Voluntary Disclosure Agreements ("VDAs"), with each of these states. All of the responses the Company received from the states where it had taxable sales included certain reductions that the state would agree to make to the amount owed such as waiving penalties or setting a later start date for the liability. These adjustments were subject to certain contingencies, such as submission of a detailed schedule of taxes due and full payment of the amount owed.

        The Company changed its prior estimate of the liability as of December 31, 2007 of $2.6 million by reversing sales tax of $0.8 million and interest and penalties of $0.5 million during the year ended December 31, 2008, to reflect the manner in which its products would be taxed in each of the states in which it had nexus and the states' agreements to reduce the liabilities.

        As of December 31, 2009, the Company had complied with all VDAs and has begun collecting and remitting sales tax in all states in which it currently has nexus.

5. Acquisitions

Acquisition of Modality, Inc.

        On November 12, 2010, the Company acquired 100% of the outstanding stock of Modality, Inc., in exchange for $13.8 million in cash. The acquisition was accounted for as a business combination under GAAP. The Company acquired Modality for its current applications for the Apple iPod touch and iPhone as well as its existing processes in place to develop additional applications. There was no contingent consideration in connection with the Modality acquisition. The results of Modality's operations have been included in the Company's financial statements since the acquisition date. The goodwill recorded for this acquisition is not tax deductible. Goodwill recorded on this acquisition is attributable to the synergies that will result from the enhancement of the customization and sophistication of the Company's interactive services. The goodwill recorded has been allocated to the Subscription and Interactive Services segment.

        For fiscal 2010, Modality's contribution to our total revenues and net income was not material. For fiscal 2010, Modality reduced our net income by $0.4 million.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

5. Acquisitions (Continued)

        The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Net liabilities acquired	$(789)	n/a
Technology	5,500	3 years
Non-compete agreement	700	3 years
Goodwill	8,339	Indefinite

	$13,750

        Amortization of all intangible assets began upon acquisition. Amortization of intangibles related to this acquisition was $0.2 million during the year ended December 31, 2010.

Acquisition of MedCafe Inc.

        On February 1, 2010, the Company acquired certain intangible assets of MedCafe Inc., a Delaware corporation, in exchange for $0.9 million in cash. The Company acquired MedCafe to allow it to expand the information it provides its users. The acquisition was accounted for as a business combination under GAAP. In addition, the seller has the potential to earn additional amounts ("contingent consideration") based on the operating results of the MedCafe product line over the subsequent 50 months. The contingent consideration liability will be carried at its fair value, with changes in fair value recorded to operating expense. The maximum contingent consideration is unlimited. The Company estimated the fair value of the contingent consideration as of December 31, 2010 based on its current estimate of the operating results of the MedCafe product line through March 2014. The results of MedCafe's operations have been included in the financial statements since the acquisition date.

        The total purchase price recorded was as follows (in thousands):

Cash	$500
Accrued expenses	350
Fair value of contingent consideration	14,750

$15,600

        The company has not yet made any contingent payments to the seller. The accrued expense of $0.4 million was settled in cash during the nine months ended September 30, 2010.

        The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to the identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Goodwill is attributable to synergies achieved through combining the technology acquired with the Company's existing large user network for its drug and clinical reference product. Goodwill recorded in this acquisition has been allocated to the subscription and interactive services reporting unit. The goodwill is deductible for tax purposes.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

5. Acquisitions (Continued)

        During the year ended December 31, 2010, the Company recorded a reduction to contingent consideration expense of $1.9 million related to revaluing the contingent consideration liability for MedCafe to its fair value as of December 31, 2010. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of the operating results of the MedCafe product line. The fair value was determined using Level 3 inputs under the GAAP fair value hierarchy.

        The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated useful life
Technology	$5,760	3 years
Customer relationships	30	1 year
Trademarks and trade name	40	2 years
Non-compete agreement	150	2 years
Goodwill	9,620	Indefinite

	$15,600

        Amortization of the non-compete agreement began upon acquisition. Amortization of the remaining intangibles began in July 2010. Amortization of intangibles related to this acquisition was $1.1 million during the year ended December 31, 2010.

Acquisition of Caretools, Inc.

        On June 23, 2009, the Company acquired certain intangible assets of Caretools, Inc., a California corporation, in exchange for $0.4 million in cash. The Company acquired Caretools to allow it to develop a new electronic health record ("EHR") product. The acquisition was accounted for as a business combination under GAAP. In addition, the seller has the potential to earn additional amounts ("contingent consideration") over the subsequent 48 months. This contingent consideration is calculated based on a royalty on revenue generated from sales of product developed incorporating Caretools' technology. The contingent consideration liability is carried at its fair value, with changes in fair value recorded to operating expense. The maximum contingent consideration is unlimited.The Company estimated the fair value of the contingent consideration as of December 31, 2009 based on its current estimate of revenue to be generated from sales of product developed incorporating Caretools' technology through June 2013. The results of Caretools operations have been included in the financial statements since the acquisition date.

        The total purchase price recorded was as follows (in thousands):

Cash	$400
Fair value of contingent consideration	1,300

$1,700

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

5. Acquisitions (Continued)

        During the year ended December 31, 2010, the Company recorded an expense of $0.9 million. This expense was the result of an increase in the fair value of the contingent payment due to changes in discount periods as well as new estimates of revenue to be generated using Caretools technology. The Company has not yet made any contingent payments to the seller. The fair value was determined using Level 3 inputs under the GAAP fair value hierarchy.

        The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to the identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Goodwill is attributable to synergies achieved through combining the technology acquired with the Company's existing large user network for its drug and clinical reference product. Goodwill recorded in this acquisition has been allocated to the EHR reporting unit. The goodwill is deductible for tax purposes.

        The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Technology	$520	3 years
Customer relationships	30	3 years
Trademarks and trade name	10	3 years
Non-compete agreement	20	3 years
Goodwill	1,120	Indefinite

	$1,700

        Amortization of the non-compete agreement began upon acquisition. Amortization of the remaining intangibles, except goodwill, will begin when the asset is ready for its intended use. Amortization of intangibles related to this acquisition was $3,333 during the year ended December 31, 2009 and $7,000 during the year ended December 31, 2010.

        Changes in the carrying value of goodwill for the years ended December 31, 2008, 2009, and 2010 were as follows (in thousands):

	Caretools	MedCafe	Modality	Total
Balance at December 31, 2007	$—	$—	$—	$—
Additions	—	—		—

Balance at December 31, 2008	—	—	—	—
Additions	1,120	—		1,120

Balance at December 31, 2009	1,120	—	—	1,120
Additions	—	9,620	8,339	17,959

Balance at December 31, 2010	$1,120	$9,620	$8,339	$19,079

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

5. Acquisitions (Continued)

        Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2009			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$520	$—	$520	$11,780	$1,189	$10,591
Customer relationships	30	—	30	60	15	45
Trademarks and trade name	10	—	10	50	10	40
Non-compete agreement	20	3	17	870	108	762

	$580	$3	$577	$12,760	$1,322	$11,438

        Amortization of intangible assets was $0, $3,333, and $1.3 million for the years ended December 31, 2008, 2009, and 2010, respectively.

        Amortization of acquired intangible assets is reflected in cost of revenue. Estimated amounts that will be amortized related to purchased intangibles are as follows (in thousands) as of December 31 2010:

2011	4,228
2012	4,193
2013	2,955
2014	62

$11,438

        The following table presents selected financial data assuming the acquisitions in 2010 had occurred on January 1, 2010 (unaudited) (in thousands):

	Years Ended December 31,
	2010	2009
Net revenues	$105,661	$95,588
Net income	$2,269	$4,999
Net loss per common share—basic	$(0.17)	$0.06
Net loss per common share—diluted	$(0.17)	$0.06

6. Financing Liability

        In April 2007, the Company began a build-out of existing office space which would become the Company's San Mateo facility. From April 2007 through September 2007, the Company incurred $4.0 million in construction costs. Per the terms of the lease with the sublandlord of the property, the sublandlord would reimburse up to $2.7 million of these construction costs.

        When the Company signed the lease, the construction of the space it would lease was unfinished. There was no HVAC, no plumbing or electricity, no networking capability, and no internal walls or

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

6. Financing Liability (Continued)

offices. As such, the space was not capable of being occupied by any lessee. The Company concluded that under GAAP, it should be considered the owner of the construction project for two reasons:

  •
  Under the lease agreement, the Company was responsible to pay for any cost overruns to make the building ready for occupancy. Per GAAP, if a lessee's guarantee exceeds 90% of the total project costs it should be considered the owner of the project. A lessee's unlimited obligation to cover costs over a certain amount would result in its maximum guarantee to be in excess of 90% of the total project costs. Under GAAP, the probability of the lessee having to make such payments should not be considered in performing the maximum guarantee test.

  •
  Per GAAP, regardless of the 90% test discussed above, a lessee should be considered the owner of a construction project if the lessee is responsible for paying directly any cost of the project other than normal tenant improvements. Normal tenant improvements exclude costs of structural elements of the project and any equipment that would be a necessary improvement for any lessee. Under the lease agreement, the Company was responsible for direct payment to the contractor for completing the construction of the leased space.

        Therefore, the Company capitalized the fair value of the unfinished portion of the building that it occupies of $17.6 million with a corresponding credit to financing liability pursuant to the financing method under GAAP. The fair value was determined as of May 2007 using an average of the sales comparison and income approaches. In addition, the Company has capitalized $4.0 million in construction costs to complete the space. Each major construction element has been capitalized and is being depreciated over its useful life. The reimbursement from the sublandlord of $2.7 million has also been recorded as a financing liability as of December 31, 2007. The total amount recorded as a financing liability was $20.3 million.

        Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting under GAAP because of a provisions in the lease which constituted continuing involvement. There was a requirement to issue the sublandlord a letter of credit in lieu of a cash security deposit. The Company's bank required it to maintain a restricted deposit at least equal to the amount of the letter of credit. Under GAAP providing collateral on behalf of the buyer-lessor, including a collateralized letter of credit, constitutes continuing involvement, if earlier. Further, a financial institution's right of offset against any amounts on deposit against a letter of credit constitutes collateral. Therefore, the Company expects the building to remain on its books until the earlier of the end of the lease or until the Company no longer has continuing involvement. Interest expense on the financing obligation is recorded over the term of the obligation.

        Because the Company is considered the owner of the building for accounting purposes, the building is being depreciated on a straight-line basis over its useful life which the Company determined to be 40 years. The Company determined that certain improvements including plumbing, electrical, wiring, concrete, structural steel, carpentry, ceiling, fire sprinklers and heating and air conditioning have a weighted average life of 29 years.

        In April 2010, the Company modified the terms of the building lease. Under the terms of the modified lease, the letter of credit was replaced with a cash security deposit. This provision allowed the Company to qualify for sale-leaseback accounting and to begin accounting for the lease as an operating lease. In connection with the sale-leaseback of the building the Company wrote off the remaining asset

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

6. Financing Liability (Continued)

value of the building, related accumulated depreciation and the financing liability. As a result, the Company recorded a gain on sale-leaseback of $1.7 million.

7. Income Taxes

        The Company's effective tax expense differs from the expense computed using statutory tax rates for the years ended December 31, 2008, 2009 and 2010 as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Tax computed at the federal statutory rate	$4,880	$5,056	$3,147
State tax, federally effected	940	884	744
Stock compensation	828	718	1,080
Tax credits	(524)	(381)	(408)
State rate adjustment		325	763
Permanent differences and other	(71)	186	(139)
Net operating loss and credit limitation	457	—	—

Income tax provision	$6,510	$6,788	$5,187

        The provision for income taxes for the years ended December 31, 2008, 2009 and 2010, are as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Current tax expense:
Federal	$260	$254	$1,353
State	704	695	76

	$964	$949	$1,429
Deferred tax expense:
Federal	4,868	4,690	2,050
State	678	1,149	1,708

	5,546	5,839	3,758

Income tax provision	$6,510	$6,788	$5,187

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

7. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities from federal and state income taxes as of December 31, 2009 and 2010 are as follows (in thousands):

	December 31,
	2009	2010
Deferred tax assets:
Net operating losses	$597	$1,841
Tax credits	1,178	355
Intangible assets	199	—
Deferred revenue	7,205	4,486
Stock compensation	1,415	1,983
Capital lease	266	—
Accrued expenses	1,525	1,380
State taxes	149	—

Total deferred tax assets	12,534	10,045
Valuation allowance	—	(159)

	12,534	9,886
Fixed assets	(2,290)	(2,282)
Intangible assets	—	(1,854)

Net deferred tax assets	$10,244	$5,750

        A valuation allowance of $0.2 million at December 31, 2010 has been recorded to offset specific state deferred tax assets of Modality, Inc. as the Company believes that it is not more-likely-than-not that such deferred tax assets will be realized. A valuation allowance has not been recognized with regards to the Company's other deferred tax assets as the Company believes that based on available evidence, it is more-likely-than-not the Company will realize its deferred tax assets.

        At December 31, 2010, the Company had federal and state tax net operating loss carryforwards of $3.4 million and $15.9 million, respectively. The federal and state net operating losses will begin to expire in 2019 and 2016, respectively. At December 31, 2010, the Company had federal and state tax credit carryforwards of $0.4 million and $0.8 million, respectively. The federal research credit carryforward begins to expire in 2030. The state research credit carryforwards do not expire. At December 31, 2010, the Company had federal alternative minimum tax ("AMT") credit carryforwards of $0.7 million. The federal AMT credit carryforwards do not expire.

        The future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes. The Company has had two "change of ownership" events that limit the utilization of net operating loss and credit carryforwards. The "change of ownership" events occurred in September 1999 and August 2000. As a result, utilization of net operating loss and tax credits prior to the "change of ownership" events will be significantly limited. The limitation will result in the expiration of unused federal and state tax net operating loss and federal tax credit carryforwards of $4.3 million $4.2 million and $0.1 million, respectively.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

7. Income Taxes (Continued)

        At December 31, 2010, the Company's unrecognized tax benefit totaled $0.9 million, of which $0.7 million, if recognized, would affect the Company's effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The rollforward of gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$1,647
Additions based on tax positions related to the current year	125
Additions for tax positions of prior years	8
Reductions for tax positions of prior years	(1,247)
Settlements	—

Balance as of December 31, 2008	$533

Additions based on tax positions related to the current year	103
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2009	$668

Additions based on tax positions related to the current year	142
Additions for tax positions of prior years	—
Additions related to Modality acquisition	83
Reductions for tax positions of prior years	(2)
Settlements	—

Balance as of December 31, 2010	$891

        As of December 31, 2010, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefit within the next twelve months.

        The Company is subject to federal and state income tax in the jurisdictions in which the Company operates. The tax years that remain subject to examination are 2007 for federal income taxes and 2006 for state income taxes. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carry forward amount.

        The Company completed an examination of its 2007 and 2008 California state tax returns during December 2010 with no adjustment. The Company is not currently under examination in any other jurisdiction.

8. Commitments and Contingencies

Operating Lease

        Rent expense for the years ended December 31, 2008, 2009 and 2010 was $0.5 million, $0.5 million and $2.0 million, respectively.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

8. Commitments and Contingencies (Continued)

        The Company leases two office spaces in New Jersey, one in San Mateo, California, and one in Durham, North Carolina under non-cancelable operating leases, which expire in December 2012, March 2014, December 2014, and September 2012, respectively. Future minimum lease payments under these leases as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2011	2,608
2012	2,775
2013	2,424
2014	1,795

$9,602

Minimum Royalty and Content License Fee Commitments

        The Company's royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred.

        The Company's contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate sales of subscriptions. Because significant performance remains with the content owner, including the obligation on the part of the content owner to keep its content accurate and up to date, the Company records royalty payments as a liability when incurred, rather than upon execution of the agreement.

        Typically, the terms of the Company's royalty agreements call for the Company to pay the content owner either a percentage of sales of subscription products that use such content or are based upon the number of users to subscription products that use such content. However, certain royalty agreements require payment to content owners only after funds are received from the Company's customers. Payments are due within 30-45 days of the designated royalty period, which is typically either three or six months. Royalty agreements require the Company to report subscription sales data and as well as data regarding the number of users for subscription products that use such data. Royalty agreements may initially be signed for multiyear terms, typically two to four years, but revert to automatically renewable one-year agreements after the initial contract term expires.

        Actual royalty expense under such royalty agreements was $2.7 million, $3.2 million and $3.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

8. Commitments and Contingencies (Continued)

        Future minimum payments under various royalty and license fee agreements with vendors as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,	Royalty and Content License Fee Commitments
2011	2,765
2012	822
2013	625

$4,212

Other Commitments

        The Company has contracted with a consulting firm to provide product development and content development work. The Company is committed to pay $50,000 per month from February 2010 through December 2013 under this arrangement.

Subscription Cancellation Reserve

        If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company will provide a full refund. Refunds made by the Company under this obligation have not been material during all periods presented and have been within management's expectations. The Company maintains a reserve for estimated future returns based on historical data. The provision for estimated future returns is included in accrued liabilities.

Legal Matters

        From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company's results of operations, or cash flows.

Indemnification

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party's intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party's representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

8. Commitments and Contingencies (Continued)

unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2009 or 2010.

        The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company's request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2009 or 2010.

Other Contingencies

        The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company's management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. Mandatorily Redeemable Convertible Preferred Stock

        As of December 31, 2010, the holders of mandatorily redeemable convertible preferred stock ("Series A Stock," "Series B Stock" and "Series C Stock") have various rights and preferences as follows (in thousands):

Series	Shares Authorized	Shares Outstanding	Liquidation Preference	Proceeds Net of Issuance Costs
A	5,050	4,195	$4,195	$4,150
B	6,250	6,217	64,830	35,455
C	4,004	2,730	4,348	4,302

	15,304	13,142	$73,373	$43,907

Voting

        Each share of Series A Stock, Series B Stock and Series C Stock has voting rights equal to an equivalent whole number of shares of common stock into which it is convertible and votes together as one class with the common stock.

        Series A Stock and Series C Stock, voting together as a single class, have certain protective provisions so long as at least 1,515,000 shares of Series A Stock and 1,130,000 shares of Series C Stock remain outstanding (collectively, the "Series A and C Threshold Amount"). Series B Stock has separate protective provisions, so long as at least 1,839,000 shares of Series B remain outstanding (the "Series B Threshold Amount"). The Series A Stock, Series B Stock and Series C Stock (collectively, the "Series Preferred") have certain protective provisions so long as the Series A and C Threshold Amount and the Series B Threshold Amount remain outstanding.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

9. Mandatorily Redeemable Convertible Preferred Stock (Continued)

        If the Series A and C Threshold Amount and the Series B Threshold Amount remain outstanding, the Company must obtain approval from a majority of the holders of Series A Stock and Series C Stock, voting together as a single class, and the holders of Series B Stock, voting as a separate class, in order to amend or alter the terms of the Company's Certificate of Incorporation as they relate to mandatorily redeemable convertible preferred stock, change the authorized number of shares of mandatorily redeemable convertible preferred stock, repurchase any shares of common stock other than shares subject to the right of repurchase by the Company, authorize a dividend for any class or series of stock other than mandatorily redeemable convertible preferred stock, or create a new class of stock.

        If the above numbers of shares of Series A Stock, Series B Stock and Series C Stock remain outstanding, the Company must obtain approval from a majority of the holders of Series Preferred, voting together as a single class, in order to change the authorized number of directors of the Company, effect a voluntary dissolution or liquidation of the Company, or effect a merger, consolidation or sale of assets where the existing stockholders retain less than 50% of the voting stock of the surviving entity.

Dividends

        Holders of Series A Stock are entitled to receive non-cumulative dividends at the per annum rate of 8% of the original issue price of $1.00 on each outstanding share of Series A Stock, when and if declared by the board of directors. The holders of Series A Stock will also be entitled to participate in dividends on common stock when, as and if declared by the board of directors, based on the number of shares of common stock held on an as-if converted basis. From the inception of the Company through December 31, 2009, the Company's board of directors has not declared any dividends on its preferred or common stock.

        Holders of Series B Stock are entitled to receive dividends, in preference to the holders of Series A Stock, Series C Stock and common stock, at the simple rate of 8% of the original issue price of $5.71 on each outstanding share of Series B Stock. The dividends are cumulative and shall be payable, in cash or stock, as determined by the board of directors, only upon any consolidation or merger of the Company in which in excess of 50% of the Company's voting power is transferred; the sale, lease or other disposition of all or substantially all of the assets of the Company; upon the automatic conversion in connection with either an initial public offering or the requisite vote of the outstanding preferred stock; or upon the first redemption date. The Company accrued dividends related to Series B Stock of $2.8 million for each of the years ended December 31, 2009 and 2010. As of December 31, 2009 and 2010, $26.5 million and $29.3 million respectively. The holders of Series B Stock will also be entitled to participate in dividends on common stock when, as and if declared by the board of directors, based on the number of shares of common stock held on an as-if converted basis.

        Holders of Series C Stock are entitled to receive non-cumulative dividends at the per annum rate of 8% of the original issue price of $1.5926 on each outstanding share of Series C Stock, when, as and if declared by the board of directors. The holders of Series C Stock will also be entitled to participate in dividends on common stock when, as and if declared by the board of directors, based on the number of shares of common stock held on an as-if converted basis. From the inception of the Company through December 31, 2010, the Company's board of directors has not declared any dividends on its preferred or common stock.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

9. Mandatorily Redeemable Convertible Preferred Stock (Continued)

Liquidation

        In the event of any liquidation, dissolution or winding up of the Company whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any Series A Stock or junior stock, the holders of Series C Stock and Series B Stock shall be entitled to be paid out of the assets of the Company legally available for distribution an amount per share of Series C Stock and Series B Stock equal to the respective original issue price of the applicable series plus all declared and unpaid dividends on the Series C Stock and all accrued and unpaid dividends on the Series B Stock for each share of Series C Stock and Series B Stock held by them. If, upon any such liquidation, distribution or winding up, the assets of the Company legally available for distribution shall be insufficient to make payment in full to all holders of Series C Stock and Series B Stock then such assets shall be distributed among the holders of Series C Stock and Series B Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

        After the payment of the full liquidation preference of the Series C Stock and Series B Stock, before any distribution or payment shall be made to the holders of any junior stock, the holders of Series A Stock shall be entitled to be paid out of the assets of the Company legally available for distribution an amount per share of Series A Stock equal to the original issue price of the Series A Stock plus all declared and unpaid dividends on the Series A Stock for each share of Series A Stock held by them. If, upon any such liquidation, distribution or winding up, the assets of the Company legally available for distribution shall be insufficient to make payment in full to all holders of Series A Stock, then such assets shall be distributed among the holders of Series A Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

        After the payment of the full liquidation preferences of the Series Preferred, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the common stock and Series B on an as-if-converted to common stock basis until such time as the holders of Series B Stock have received an aggregate amount per share of Series B Stock equal to three times the original issue price of the Series B Stock plus all accrued and unpaid dividends on the Series B Stock; and thereafter the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the common stock.

Conversion

        Each share of Series Preferred is convertible, at the option of the holder, according to a conversion ratio, subject to adjustment for dilution. Each share of Series Preferred automatically converts into the number of shares of common stock into which such shares are convertible at the then-effective conversion ratio upon: (1) the closing of a public offering of common stock at a per share price of at least $7.63 per share with gross proceeds to the Company of at least $30.0 million, or (2) with respect to Series A Stock and Series C Stock, the consent of the holders of the majority of Series A Stock and Series C Stock, voting together and, with respect to the Series B Stock, the consent of the holders of a majority of Series B Stock. As of December 31, 2009 and 2010, the conversion ratio for Series A and Series C was 1-to-0.786 and the conversion ratio for Series B was 1-to-0.908.

        As of both December 31, 2009 and 2010, the Company had 11.1 million shares of common stock available for the conversion of mandatorily redeemable convertible preferred stock.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

9. Mandatorily Redeemable Convertible Preferred Stock (Continued)

Redemption

        Pursuant to the Company's Amended and Restated Certificate of Incorporation the holders of at least a majority of the then outstanding shares of Series Preferred voting together as a separate class, had the right to require the Company to redeem the Series Preferred in three annual installments beginning at the fourth anniversary of the original issue date of the Series B and ending on the date two years from such first redemption date. The mandatory redemption feature of all Series Preferred expired on August 9, 2006, however, the Company has continued to accrue dividends on the Series B Stock even after the expiration of the redemption feature because the holders of Series Preferred own a sufficient number of shares of the Company's capital stock to approve, on behalf of the Company's stockholders, a sale of the Company approved by the Board.

        If the Company were to have affected the mandatory redemption, it would have done so by paying cash in exchange for the shares of Series Preferred to be redeemed a sum equal to the original issue price per share of Series Preferred (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus unpaid cumulative dividends with respect to such shares.

Preferred Stock Warrants

        In May 2000, the Company issued a warrant to purchase 18,214 shares of Series B Stock at $5.71 per share. This warrant was issued in connection with a bridge loan agreement. This warrant expires on the later date of June 2, 2010, or seven years from closing of the Company's initial public offering. Given the lack of an active public market for the Company's outstanding common and preferred stock, the Company's Board of Directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities.

        Outstanding warrants to purchase the Company's Series B Stock are classified as liabilities which must be adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an initial public offering, at which time the preferred stock warrant liability will automatically convert into a warrant to purchase shares of common stock and will be reclassified to stockholders' equity (deficit). The Company recorded a reduction to general and administrative expense of $9,847 and $15,549 for the years ended December 31, 2008 and 2009, respectively, and an increase to general and administrative expense of $32,752 for the year ended December 31, 2010 to reflect the change in the fair value of these outstanding warrants. The fair values were determined using Level 3 inputs under the GAAP fair value hierarchy.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

10. Common Stock

        As of December 31, 2009 and 2010, the Company was authorized to issue 30.1 million shares, respectively, of $0.001 par value common stock. Reserved shares of common stock were as follows (in thousands):

	December 31,
	2009	2010
Warrants	17	17
Options	6,298	7,403
Restricted stock units	50	168
Mandatorily redeemable convertible preferred stock	11,089	11,089

Total outstanding	17,454	18,677

Repurchase and Issuance of Common Stock

        On December 20, 2007, the Company completed a tender offer for the purchase of 3.1 million shares of its common stock for an aggregate purchase price of $41.7 million and immediately thereafter issued 3.0 million shares of common stock to a single accredited investor for an aggregate sale price of $40.0 million.

        The tender offer was made to existing holders of common stock that were not current employees of the Company and to holders of Series A Stock and Series C Stock who were required to convert such preferred shares into common shares in order to participate in the offer. The holders of 0.8 million shares of Series A Stock and 1.3 million shares of Series C Stock converted their shares into common stock in order to participate in the tender offer.

        Approximately 0.2 million shares were repurchased pursuant to the tender offer that were not subsequently issued to the new investor, were retired. In connection with the retirement of these shares, $1.6 million, representing the difference between the repurchase price and the average original issuance price of the retired shares was recorded to accumulated deficit.

        The holder of this common stock has the right, at its option, to exchange such Common Shares into shares of the Company's Series D Preferred Stock (the "Series D Stock") on a 1-to-0.786 basis.

        The Series D Stock would have the same par value and the same rights as the Series C Stock with the following exceptions:

  •
  The original issue price of the Series D Stock would be equal to the price per share at which the common shares were purchased.

  •
  In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, holders of the Series D Stock would be entitled to receive an amount per share equal to the greater of: (i) the price per share at which the common shares were purchased plus all declared and unpaid dividends (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) on a pari passu basis with the holders of the Series C Stock and (ii) the amount that would be payable to the holder of that number of shares of the Company's Common Stock into which each such share of Series D Stock would then be convertible if such share of Series D Stock were converted into such Common Stock immediately prior to such liquidation, dissolution, or winding up of the Company.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

10. Common Stock (Continued)

  •
  The Series D Preferred conversion price would be the original issue price of the Series D Stock provided that if any event occurs prior to the deadline date for an initial public offering of the Company discussed above that would result in an adjustment to the Series D Stock conversion price if the Series D Stock were then outstanding, then the conversion price for the Series D Stock will be adjusted accordingly.

  •
  Each share of Series D Stock would automatically be converted into shares of common stock at any time upon the affirmative election of the holders of at least a majority of the outstanding shares of the Series D Stock.

Repurchase of Common Stock

        On June 1, 2009, the Company repurchased 0.5 million shares from existing employees for an aggregate $5.8 million pursuant to a tender offer. The shares repurchased were subsequently retired. In connection with the retirement of these shares, $5.7 million, representing the difference between the repurchase price and the average original issuance price of the retired shares was recorded to accumulated deficit.

        During the fourth quarter of 2009, certain individuals, including current employees, former employees, and former directors, entered into binding agreements to sell common stock held by them to one of various accredited investors. In certain instances, the Company elected to exercise its right of first refusal by purchasing the shares from these individuals at contracted prices ranging from $8.27 to $9.54 per share. The Company exercised its right of first refusal to repurchase 0.2 million shares for an aggregate purchase price of $2.1 million. The shares repurchased were subsequently retired. In connection with the retirement of these shares, $1.8 million, representing the difference between the repurchase price and the average original issuance price of the retired shares was recorded to accumulated deficit.

        During the year ended December 31, 2010, certain individuals, including current employees, former employees, and former directors, entered into binding agreements to sell common stock held by them to one of various accredited investors. During the year ended December 31, 2010, the Company exercised its right of first refusal for an additional 0.4 million shares at contracted prices ranging from $6.42 to $11.43 for an aggregate purchase price of $3.5 million. The shares repurchased were subsequently retired. In connection with the retirement of these shares, $2.6 million, representing the difference between the repurchase price and the average original issuance price of the retired shares was recorded to accumulated deficit.

11. Equity Award Plans

        In August 1999, the Company's Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan ("1999 Plan"). In May 2009, the Board of Directors adopted and the stockholders approved, an amendment and restatement of the 1999 Plan, the 2008 Equity Incentive Plan ("2008 Plan" and collectively, the "Plans"). All outstanding stock awards granted under the 1999 Plan remain subject to the terms of the 1999 Plan.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

11. Equity Award Plans (Continued)

        The Plans provide for the grant of incentive stock options under the federal tax laws and nonstatutory stock options. Only employees may receive incentive stock options, but nonstatutory stock options may be granted to employees, nonemployee directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Shares subject to options under the Plans generally vest in a series of installments over an optionee's period of service, generally four years. The 2008 Plan provides for the grant of restricted stock units ("RSUs") to employees.

        The term of options granted under the Plans may not exceed ten years. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's service relationship with the Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee's service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In no event, however, may an option be exercised beyond the expiration of its term.

        As of December 31, 2010, the Company had reserved 1.2 million shares of common stock for issuance under the Plans.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

11. Equity Award Plans (Continued)

        A summary of activity under the Plans is as follows (in thousands, except weighted average exercise price):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, January 1, 2007	2,787	$2.40
Granted	1,237	6.48
Forfeited, cancelled, or expired	(99)	4.06
Exercised	(291)	1.35

Balances, December 31, 2007	3,634	3.83	7.80	$34,109

Granted	953	13.26
Forfeited, cancelled, or expired	(267)	7.02
Exercised	(110)	0.98

Balances, December 31, 2008	4,210	5.85	6.96	$31,211

Granted	2,319	11.28
Forfeited, cancelled, or expired	(318)	10.83
Exercised	(293)	3.21

Balances, December 31, 2009	5,918	7.89	7.26	$18,790

Options vested and expected to vest at December 31, 2009	5,718	7.77	7.18	$18,762

Options exercisable at December 31, 2009	3,017	4.97	5.39	$17,205

Granted	1,629	13.39
Forfeited, cancelled, or expired	(636)	10.73
Exercised	(664)	4.04

Balances, December 31, 2010	6,247	9.44	7.23	$28,424

Options vested and expected to vest at December 31, 2010	5,957	9.27	7.12	$28,141

Options exercisable at December 31, 2010	3,348	6.82	5.67	$24,007

        The intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $1.5 million, $3.5 million and $7.9 million, respectively.

        The fair value of option and RSU grants that became vested during the years ended December 31, 2008, 2009 and 2010 was $3.6 million, $3.9 million and $5.8 million, respectively.

        The weighted average grant date fair value of options granted for the years ended December 31, 2008, 2009 and 2010 was $5.43, $5.11 and $5.96, respectively.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

11. Equity Award Plans (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2010 (in thousands, except weighted average exercise price):

	Options Outstanding			Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 - $4.08	1,099	3.34	$1.15	1,099	$1.12
$4.29 - $10.17	1,781	6.97	$7.76	1,188	$6.81
$12.11	1,064	8.16	$12.11	473	$12.11
$13.17 - $13.26	775	7.13	$13.25	547	$13.25
$13.36	966	9.58	$13.36	40	$13.36
$13.99	562	9.98	$13.99	—	$13.99

	6,247	7.23	$9.44	3,347	$6.82

Restricted Stock Units

        The Company grants RSUs to its employees under the 2008 Plan. The value of RSUs granted is determined using the fair value of our common stock on the date of grant. RSUs typically vest in monthly installments over a period of three to four years, but are released only after all RSUs have been vested on a date of the employee's choosing. Compensation expense is recorded ratably on a straight-line basis over the requisite service period. The following table summarizes all RSU activity for

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

11. Equity Award Plans (Continued)

the years ended December 31, 2009 and 2010 (in thousands except weighted average grant date fair value):

	Number of RSUs Outstanding	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balances at December 31, 2008	—
Granted	100
Forfeited or canceled	(38)
Released	(13)

Balances at December 31, 2009	49	2.49	$506

RSUs vested and expected to vest at December 31, 2009	41	2.21	$416

RSUs vested at December 31, 2009	—	—	$—

Awarded	149
Forfeited or canceled	(30)

Balances at December 31, 2010	168	2.67	$2,346

RSUs vested and expected to vest at December 31, 2010	119	2.65	$1,663

12. Stock-Based Compensation

        The following table summarizes all stock based compensation charges for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	Years Ended December 31,
	2008	2009	2010
Employee stock-based compensation expense	$3,641	$4,760	$5,962
Amortization of deferred employee stock-based compensation	132	14	—
Stock-based compensation associated with outstanding repriced options	(153)	(240)	394

Total stock-based compensation	$3,620	$4,534	$6,356

Employee Stock-Based Compensation Expense

        For stock options and restricted stock units granted on or after January 1, 2006, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. For grants prior to the January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation (Continued)

        The Company uses the Black-Scholes option pricing model to estimate the fair value of options and restricted stock units. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Years Ended December 31,
	2009	2010
Dividend yield	—	—
Expected volatility	52%	51% - 52%
Risk-free interest rate	2.2% - 2.9%	1.2% - 2.3%
Expected life of options (in years)	5.0	4.5 - 4.75
Weighted-average grant-date fair value	$5.11	$5.96

        The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of similar public companies in terms of type of business, industry, stage of life cycle, size and geographical market. The risk free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.

        As of December 31, 2010, the Company has deferred the recognition of its excess tax benefit from stock option exercises of $1.1 million until it is actually realized.

        Cash proceeds from the exercise of stock options were $0.1 million $0.9 million and $2.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

        Compensation expense is recognized ratably over the requisite service period. At December 31, 2010, there was $13.9 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 3.1 years.

        At December 31, 2010, there was $1.5 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 3.7 years.

        As of December 31, 2010, there were 1.2 million shares available for future stock option and RSU grants to employees and directors under the existing plan.

        For options that are exercised after they are vested and for RSUs that are released, the Company's policy is to issue new shares immediately upon exercise or release. The issuance of these new shares is from the Company's pool of common stock reserved for future issuance as approved by the Company's stockholders.

        Given the lack of an active public market for the Company's outstanding common and preferred stock, the Company's board of directors established an estimate of fair value for these securities as well as for options and warrants to purchase these securities. The fair value of the Company's common stock as used in the determination of grant price was estimated by the board of directors based on factors such as the liquidation preference, dividends and other rights of the outstanding preferred stock; recent financial and operating performance; the status of the Company's development and sales efforts, revenue growth and additional objectives; the likelihood and proximity of an initial public offering; and the valuation of comparable companies that are publicly traded.

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

12. Stock-Based Compensation (Continued)

        The Company performed annual retrospective valuations of its common stock as of December 31, 2003 through December 31, 2007 and determined that some grants during this period were made with exercise prices that were below the fair value of our common stock at the date of grant. For the years ended December 31, 2004 and 2005, the Company recorded a total of $1.2 million of deferred stock-based compensation for the difference between the reassessed fair value of the Company's stock and the amount that employee must pay to acquire the stock. The Company amortized this deferred stock-based compensation using the straight-line method over the vesting periods of the stock options, which is generally four years. Deferred stock-based compensation recorded as expense was $221,000, $152,000 and $14,000 during the years ended December 31, 2007, 2008 and 2009, respectively. At December 31, 2009, all deferred stock-based compensation had been fully amortized.

Stock-Based Compensation Associated With Outstanding Repriced Options

        In November 2003, the Company's board of directors approved a stock option repricing program. Under this program, eligible employees could elect to exchange certain outstanding stock options with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of common stock. As of the cancellation date, the Company had accepted 0.7 million shares for exchange and 0.7 million stock options were granted six months and one day after they were exchanged for an average exercise price of $0.32.

        Because of the subsequent reassessment of the fair market value of the common stock, the options repriced became subject to variable accounting, which requires all such vested options repriced be marked to market until such options are cancelled, expire, or are exercised. The impact of the change in fair value related to repricing during both of the years ended December 31, 2008 and 2009 was a reduction to expense of $0.2 million. The Company recorded an increase to expense related to these repriced options of $0.4 million during the year ended December 31, 2010.

13. Employee Benefit Plans

        The Company sponsors a 401(k) defined contribution plan covering all employees. The board of directors determines contributions made by the Company annually. The Company made no contributions under this plan for the years ended December 31, 2008, 2009 and 2010.

14. Segment Information

        Historically, the Company was organized as one segment. Beginning in 2010, the Company organized its operations into two operating segments: subscriptions and interactive services and electronic health Records ("EHR").

        To date, the Company has not yet generated revenue from its EHR segment as the product has not yet been launched.

        Both segments will market their services to clients in healthcare, pharmaceutical and insurance industries primarily located within the United States and all of the Company's long lived assets are located in the United States.

        The Company presents its segment information along the same lines that our Chief Executive Officer reviews the Company's operating results in assessing performance and allocating resources. The Company does not allocate certain expenses to its segments such as stock-based compensation and

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

14. Segment Information (Continued)

certain general and administrative, marketing, and research and development expenses that benefit both segments. These costs are reported as corporate expenses. The following table summarizes the Company's operating results by operating segment for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Subscriptions and Interactive Services	Electronic Health Records	Corporate	Consolidated
Total revenue, net	103,988	—	—	103,988
Cost of revenue	31,458	—	272 (1)	31,730

Gross profit	72,530	—	(272)	72,258
Sales and marketing	20,583	3,096	5,004	28,683
Research and development	11,480	4,013	2,713	18,206
General and administrative	—	—	12,898	12,898
Stock-based compensation expense	—	—	6,084	6,084
Change in fair value of contingent consideration	(1,946)	912	—	(1,034)

Income (loss) from operations	42,413	(8,021)	(26,971)	7,421

(1)
Employee stock based compensation charged to cost of revenue.

        The only identifiable assets in our EHR segment are intangible assets of $0.6 million and goodwill of $1.1 million.

15. Related Party Transactions

Revenue from Related Parties

        The Company recorded revenue from an advertising agency whose parent company's chief executive officer is a member of the Epocrates board of directors. The Company recorded revenue from these entities of $1.0 million, $1.5 million and $0.3 million, for the years ended December 31, 2008, 2009 and 2010, respectively. There were accounts receivable from this entity of $1.0 million and $0 as of December 31, 2009 and 2010, respectively.

        The Company recorded revenue from a pharmaceutical company who shares a significant investor with Epocrates. The Company recorded revenue from this entity of $0.4 million, $0 and $0 million for the years ended December 31, 2008, 2009 and 2010. There were no accounts receivable from this entity as of December 31, 2009 and 2010.

        The Company recorded revenue from a venture capital firm whose general partner is a member of the Epocrates board of directors. The Company recorded revenue from this entity of $0, $40,484 and $0 for the years ended December 31, 2008, 2009 and 2010, respectively. There were no accounts receivable from this entity as of December 31, 2009 and 2010.

        The Company recorded revenue from an affiliate of an investment banking firm whose representative is a member of the Epocrates board of directors. The Company recorded revenue from this entity of $0, $83,272 and $172,242 for the years ended December 31, 2008, 2009 and 2010,

EPOCRATES, INC.

Notes to consolidated financial statements (Continued)

15. Related Party Transactions (Continued)

respectively. There were accounts receivable of $25,000 and $0 from this entity as of December 31, 2009 and 2010. The Company also paid fees for customer referrals to this firm of $30,897, $95,230 and $48,094 for the years ended December 31, 2008, 2009 and 2010, respectively. There was $95,230 and $495 of accounts payable to this entity as of December 31, 2009 and 2010, respectively.

        The Company recorded revenue from advertising agency whose parent company's chief executive officer is a member of the Epocrates board of directors. The Company recorded revenue from this entity of $0, $0.2 million and $0, for the years ended December 31, 2008, 2009 and 2010, respectively. There were no accounts receivable from this entity as of December 31, 2009 and 2010.

        The Company recorded revenue from a pharmaceutical company who has a director who is also a member of our board of directors. The Company recorded revenue of $0, $0.2 million and $0.2 million for the years ended December 31, 2008, 2009, and 2010, respectively. There were no accounts receivable from this entity as of December 31, 2009 and $9,164 of accounts receivable as of December 31, 2010 from this entity.

16. Subsequent Event

Initial Public Offering ("IPO")

        On February 7, 2011, we closed our initial public offering by issuing 3,574,285 shares of common stock at $16.00 per share, raising approximately $53.2 million net of underwriters' discounts and commissions. In addition, the underwriters exercised their over-allotment option on an additional 804,000 shares, raising approximately $11.9 million more for the Company, net of underwriters' discounts and commissions. From these proceeds, aggregate cumulative dividends to the holders of Epocrates' Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of our preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

Common Stock Split

        An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company's board of directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011 and was effected on upon the closing of the IPO. All information related to common stock, stock options, restricted stock units and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for Fiscal Year ended December 31, 2010

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption "Executive Officers of the registrant," because we will not furnish such information in our definitive proxy statement prepared in accordance with Schedule 14A.

Code of Ethics

        We have adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all others performing similar functions. The Code of Conduct and Ethics is available on the investor relations section of the Company's website www.epocrates.com or at http:\\investor.epocrates.com.

        Information relating to our directors will be presented under the caption "Proposal 1 Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated in this report by reference.

        Information concerning procedures for recommending nominees for director will be set forth under the caption "Corporate Governance and Nominating Committee" in "Proposal 1 Election of Directors" in the Proxy Statement, and is incorporated in this report by reference.

        Information relating to our audit committee and the audit committee financial experts will be set forth in the "Proposal 1 Election of Directors" in the Proxy Statement, and is incorporated in this report by reference.

Item 11.    Executive Compensation

        The information relating to director and executive compensation and other matters required by this Item 11 will be set forth under the captions "Executive Compensation and Related Information," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to the security ownership of our common stock by our management and other beneficial owners will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

        The information relating to securities authorized for issuance under equity compensation plans will be set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships of our directors and executive officers and related transactions and the independence of our directors will be set forth the captions "Independence of the Board" in the "Proposal 1 Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be set forth under the caption "Principal Accountant Fees and Services" in "Proposal 4 Ratification of Independent Auditors" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
We have filed the following documents are part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statement

2.
Financial Statement Schedules

        The following financial statement schedule is filed as a part of this report:

  Schedule II: Valuation and Qualifying Accounts

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.
See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epocrates, Inc.
By:	/s/ ROSEMARY A. CRANE Rosemary A. Crane, President and Chief Executive Officer (Principal Executive Officer)	By:	/s/ PATRICK D. SPANGLER Patrick D. Spangler, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2011

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Rosemary A. Crane and Patrick D. Spangler, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROSEMARY A. CRANE ROSEMARY A. CRANE	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
/s/ PATRICK D. SPANGLER PATRICK D. SPANGLER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
/s/ PATRICK S. JONES PATRICK S. JONES	Chairman of the Board	March 31, 2011
/s/ PHILIPPE O. CHAMBON PHILIPPE O. CHAMBON, M.D., PH.D.	Director	March 31, 2011

Signatures	Title	Date

/s/ PETER C. BRANDT PETER C. BRANDT	Director	March 31, 2011
THOMAS L. HARRISON	Director
GILBERT H. KLIMAN, M.D.	Director
/s/ JOHN E. VORIS JOHN E. VORIS	Director	March 31, 2011
/s/ MARK A. WAN MARK A. WAN	Director	March 31, 2011
/s/ JACOB J. WINEBAUM JACOB J. WINEBAUM	Director	March 31, 2011

Schedule II

Schedule II: Valuation and Qualifying Accounts

Epocrates, Inc.

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2008, 2009 and 2010

(in thousands)

Description	Beginning Balance	Charged to Costs and Expenses	Reversals	Utilizations	Ending Balance
Allowance for doubtful accounts:
2008	$38	185	—	(196)	$27
2009	$27	89	—	(94)	$22
2010	$22	282	—	(163)	$141

Note:    Additions to the allowance for doubtful accounts are charged to expense.

Exhibit index

Exhibit Number		Description of Document
3.1		Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2	(1)	Amended and Restated Bylaws.

4.1	†	Specimen common stock certificate.

4.2	†	Form of Warrant to purchase Series B convertible preferred stock.

10.1	†	Amended and Restated Investor Rights Agreement dated October 2, 2007.

10.2	†	Form of Indemnity Agreement entered into between Registrant and each of its directors and officers.

10.3	+†	1999 Stock Option Plan, as amended.

10.4	+†	Form of Stock Option Agreement under 1999 Stock Option Plan, as amended.

10.5	+†	Form of 2007 Performance-Based Option Grant Notice under 1999 Stock Option Plan, as amended.

10.6	+†	Form of 2008 Performance-Based Option Grant Notice under 1999 Stock Option Plan, as amended.

10.7	+†	2008 Equity Incentive Plan, as amended.

10.8	+†	Form of Stock Option Agreement and Form of Option Grant Notice under 2008 Equity Incentive Plan.

10.9	+†	Form of 2009 Performance-Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.

10.10	+†	2010 Equity Incentive Plan, as amended.

10.11	+†	Form of Stock Option Agreement and Form of Option Grant Notice under 2010 Equity Incentive Plan.

10.12	†	Sublease Agreement, dated December 3, 2006, by and between Oracle USA, Inc. and the Registrant, as amended on May 2, 2007 and April 29, 2010, and Consent to Sublease, by and among Bay Meadows Park Place Investors, LLC, Oracle USA and the Registrant, dated December 14, 2006.

10.13	†	Sublease, dated as of September 30, 2010, by and between the Registrant and CA, Inc., and Consent, dated as of October 14, 2010, by and between Princeton South Development, L.L.C., the Registrant and CA, Inc.

10.14		Intentionally omitted.

10.15	+†	Offer Letter, dated August 24, 2000, by and between the Registrant and Paul F. Banta, as amended March 11, 2008, December 23, 2008 and May 12, 2009.

10.16		Intentionally omitted.

10.17		Intentionally omitted.

10.18	+†	Offer Letter, dated October 18, 2006, by and between the Registrant and Richard H. Van Hoesen, as amended March 11, 2008 and December 23, 2008.

10.19	+†	Offer Letter, dated February 25, 2009, by and between the Registrant and Rosemary A. Crane.

10.20	+†	Offer Letter, dated January 26, 2001, by and between the Registrant and Joseph B. Kleine, as amended February 5, 2010.

10.21	+†	Amended and Restated Director Compensation Policy, as amended.

Exhibit Number		Description of Document

10.22	#†	Agreement for the New Dx Product dated as of February 20, 2007 by and between the Registrant and the BMJ Publishing Group, as amended December 7, 2007 and October 1, 2009.

10.23	+†	Separation and Consulting Agreement, dated July 29, 2010, by and between the Registrant and Richard Van Hoesen.

10.24		Intentionally omitted.

10.25	+†	Amended and Restated Offer Letter, dated January 28, 2011, by and between the Registrant and Patrick D. Spangler.

10.26	+†	Offer Letter, dated October 8, 2010, by and between the Registrant and David B. Burlington.

10.27	+†	Form of 2010 Performance-Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.

10.28	+†	Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice under 2010 Equity Incentive Plan.

10.29	†	Lease Agreement, dated June 9, 2006, by and between Windsor Limited Partnership of New Jersey and the Registrant, as amended November 21, 2007, and Confirmation of Commencement Date by and between Windsor Acquisitions, L.L.C. and the Registrant, dated January 11, 2008.

10.30	+†	Offer Letter, dated May 1, 2007 by and between the Registrant and Burt W. Podbere, as amended September 22, 2010.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (reference is made to the signature page).

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Confidential Treatment has been granted with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+
Management contract or compensatory plan.

†
Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(1)
Filed as the Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.