Form 10-Q
period 2011-03-31
EPOCRATES INC
filed 2011-05-12
CIK 1096738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35062

Epocrates, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3326769 (I.R.S. Employer Identification No.)

1100 Park Place, Suite 300

San Mateo, California 94403

(Address of principal executive offices, including zip code)

(650) 227-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of April 30, 2011 was 23,403,383

EPOCRATES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(in thousands, except per share data)

	December 31,	March 31,
	2010	2011
	(1)
Assets
Current assets
Cash and cash equivalents	$35,987	$77,419
Short-term investments	18,697	15,756
Accounts receivable, net of allowance for doubtful accounts of $141 and $210, respectively	21,101	21,381
Deferred tax asset	4,971	4,971
Prepaid expenses and other current assets	3,548	5,451
Total current assets	84,304	124,978
Property and equipment, net	8,757	10,248
Deferred tax asset, long-term	779	779
Goodwill	19,079	19,079
Other intangible assets, net	11,438	10,408
Other assets	2,859	334
Total assets	$127,216	$165,826
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,635	$2,699
Deferred revenue	46,164	50,927
Other accrued liabilities	9,251	9,823
Total current liabilities	59,050	63,449
Deferred revenue, less current portion	8,732	7,939
Contingent consideration	15,016	15,317
Other liabilities	1,913	1,815
Total liabilities	84,711	88,520
Commitments and contingencies (Note 9)
Mandatorily redeemable convertible preferred stock $0.001 par value; 15,304 shares authorized; 13,142 and 0 shares issued and outstanding at December 31, 2010 and March 31, 2011; (aggregate liquidation preference of $73,373 and $0 at December 31, 2010 and March 31, 2011)	73,342	—
Stockholders’ equity (deficit)
Preferred stock:$0.001 par value;10,000 shares authorized; no shares issued and outstanding at March 31, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 7,802 and 23,386 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	8	23
Additional paid-in capital	11,911	121,164
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(42,755)	(43,880)
Total stockholders’ equity (deficit)	(30,837)	77,306
Total liabilities, mandatorily redeemable convertible preferred stock, and stockholders’ equity (deficit)	$127,216	$165,826

(1)          Amounts as of December 31, 2010 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2011
Subscription revenues	$5,754	$6,209
Interactive services revenues	18,582	22,968
Total revenues, net	24,336	29,177

Cost of subscription revenues	1,805	2,043
Cost of interactive services revenues	5,447	7,347
Total cost of revenues(1)	7,252	9,390
Gross profit	17,084	19,787

Operating expenses(1):
Sales and marketing	6,838	8,311
Research and development	4,519	6,345
General and administrative	4,025	6,257
Facilities exit costs	—	560
Change in fair value of contingent consideration	1,214	301
Total operating expenses	16,596	21,774
Income (loss) from operations	488	(1,987)
Interest income	20	28
Interest expense	(214)	—
Other income (expense), net	2	2

Income (loss) before income taxes	296	(1,957)
Benefit from (Provision for) for income taxes	(270)	832
Net income (loss)	26	(1,125)

Net loss attributable to common stockholders- basic and diluted	$(855)	$(1,419)
Net loss per common share—basic and diluted	$(0.12)	$(0.08)
Weighted average common shares outstanding— basic and diluted	7,415	17,839

(1)                                  Includes stock-based compensation of the following amounts:

Cost of revenues	$69	$107
Sales and marketing	395	747
Research and development	359	391
General and administrative	710	1,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$26	$(1,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,533	2,807
Depreciation and amortization	721	992
Amortization of intangible assets	8	1,030
Allowance for doubtful accounts and sales returns reserve	10	70
Change in carrying value of preferred stock liability	(2)	—
Facilities exit costs	—	560
Contingent consideration expense	1,214	301
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,913	(350)
Deferred tax asset, current and noncurrent	253	—
Prepaid expenses and other assets	377	(1,403)
Accounts payable	147	(936)
Deferred revenue	913	3,970
Other accrued liabilities and other payables	114	338
Net cash provided by operating activities	7,227	6,254
Cash flows from investing activities:
Purchase of property and equipment	(905)	(2,711)
Business acquisitions	(500)	—
Purchase of short-term investments	(3,663)	(5,509)
Sale of short-term investments	1,797	500
Maturity of short-term investments	—	7,950
Net cash provided by (used in) investing activities	(3,271)	230
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,208
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock		(29,586)
Acquisition of common stock	(2,088)
Proceeds from exercise of common stock options	816	326
Net cash provided by (used in) financing activities	(1,272)	34,948
Net increase in cash and cash equivalents	2,684	41,432
Cash and cash equivalents at beginning of period	60,895	35,987
Cash and cash equivalents at end of period	$63,579	$77,419
Supplemental Disclosures:
Cash paid for income taxes	$19	$560
Cash paid for interest	214	—
Non-Cash Investing and Financing Activities:
Retirement of treasury stock	1,867	—
Unrealized loss on available-for-sale securities, net of tax effect	(1)	(1)
Unpaid accrued dividend on Series B mandatorily redeemable convertible preferred stock	710	—
Accrued purchase of property and equipment and other assets	—	622
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Capitalization of costs of issuance of common stock from prepaid and other current assets	—	2,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Epocrates, Inc. (the “Company”) was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc. and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

The Company is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, the Company’s products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company’s interactive services, it provides the healthcare industry, primarily pharmaceutical companies, access to its user network to deliver targeted information and conduct market research in a cost-effective manner.

Initial Public Offering (“IPO”)

On February 1, 2011, the Company’s registration statement on Form S-1 (File No. 333-168176) was declared effective for its initial public offering, pursuant to which it registered the offering and sale of 5,360,000 shares of common stock at a public offering price of $16.00 per share and an aggregate offering price of $85.8 million, of which 3,574,285 shares were sold by the Company for an aggregate offering price of $57.2 million, and 1,785,715 shares were sold by the selling stockholders for an aggregate offering price of $28.6 million. On February 3, 2011, the overallotment option of 804,000 shares was exercised at a price of $16.00 per share for an aggregate of $12.9 million, all of which were sold by the Company, and the offering was completed with all of the shares subject to the registration statement having been sold.

As a result of the Company’s initial public offering and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other expenses associated with its initial public offering of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

After the completion of the IPO on February 7, 2011, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 10,000,000. The Company also established the par value of each share of common and preferred stock to be $0.001 per share.

Common Stock Split

An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company’s board of directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011 and was effected on upon the closing of the IPO. All information related to common stock, stock options, restricted stock units and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2010 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, or fiscal year 2010, included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2011, its condensed consolidated statements of operations for the three months ended March 31, 2010 and 2011, and its condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or fiscal year 2011, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates, and such differences could affect the results of operations reported in the future periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company’s professional portfolio managers adhere to this investment policy as approved by the Company’s board of directors. Cash and cash equivalents and short term investments are placed with financial institutions that management believes are of high credit quality.

The Company’s accounts receivable are derived from customers located principally in the United States. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. The Company has not experienced significant credit losses from its accounts receivable.

The Company’s revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There were three customers that accounted for more than 10% net accounts receivable at March 31, 2011. For the quarters ended March 31, 2010 and 2011, no single customer accounted for more than 10% of net revenue.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected.  In the first quarter of 2011, the Company has capitalized software development costs of approximately $0.4 million, as the technological feasibility of the electronic health record (EHR) solution has been established.  Prior to the first quarter of 2011, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale. Thus, the Company had historically expensed all software development costs as incurred.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended March 31, 2010 and 2011, the Company capitalized $0.6 million and $0.8 million of software development costs related to software for internal use and website development costs, respectively. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.3 million and $0.5 million for the three months ended March 31, 2010 and 2011, respectively. Amortization of internal use software is reflected in cost of revenue. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company recorded a charge of approximately $0.6 million in the three months ended March 31, 2011 relating to facilities exit costs. The Company vacated the Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non cancellable lease with the landlord, which does not expire until the end of fiscal 2012. The Company would therefore be liable to make monthly lease rentals under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued revised guidance that expands the disclosure requirements for fair value measurements. New disclosure required under the revised guidance includes information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and inclusion of purchases, sales, issuances and settlements information for Level 3 measurements in the rollforward of activity on a gross basis. This guidance was effective for fiscal years beginning after December 15, 2009. The Company adopted this guidance in the first quarter of 2010. The guidance for the rollforward of activities on a gross basis for Level 3 is effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance in the first quarter of 2011. The adoption did not impact the Company’s results of operations or financial position.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. The Company will adopt the new disclosures in the first quarter of fiscal 2012. The adoption is not expected to impact the Company’s results of operations or financial position.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements as there were no acquisitions completed in the first quarter of 2011.

3. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. In February 2011, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the IPO. Prior to the conversion, holders of Series A and Series C convertible preferred stock were entitled to receive 8% per annum non-cumulative dividends. Holders of Series B preferred stock were entitled to receive 8% per annum cumulative dividends.

For periods prior to conversion of all of the Company’s outstanding convertible preferred stock, net income (loss) per share information was also computed using the two-class method. Under the two-class method, basic income (loss) per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase.  Net income (loss) attributable to common stockholders is calculated as net income (loss) less the Preferred Stock dividend for the period less the amount of net income (if any) allocated to preferred based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. Diluted income per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock, stock options, restricted stock units and warrants. The dilutive effect of outstanding stock options, warrants and restricted stock units is computed using the treasury stock method. The computation of diluted income per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2011
Numerator:
Net income/ (loss)	$26	$(1,125)
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	881	294
Less: Allocation of net income to participating preferred shares	—	—
Numerator for basic calculation	(855)	(1,419)
Undistributed earnings re-allocated to common stockholders	—	—
Numerator for diluted calculation	(855)	(1,419)
Denominator:
Denominator for basic calculation, weighted average number of common shares outstanding	7,415	17,839
Dilutive effect of options using treasury stock method	—	—
Early exercised options not included in denominator for basic calculation	—	—
Denominator for diluted calculation	7,415	17,839
Net income per share
Basic net income per common share	$(0.12)	$(0.08)
Diluted net income per common share	$(0.12)	$(0.08)

For the three months ended March 31, 2010 and March 31, 2011, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2011
Weighted average Series B preferred stock warrants	17	17
Weighted average outstanding unexercised options and restricted stock units	5,847	6,340
Weighted average mandatorily redeemable convertible preferred stock	11,089	3,943
Total weighted average anti-dilutive shares	16,953	10,300

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Level 3—Inputs are unobservable inputs based on the Company’s assumptions.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011 and the basis of that measurement (in thousands):

As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents and marketable securities (See Note 5)	$54,684	$34,853	$19,831	$—

TOTAL	$54,684	$34,853	$19,831	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 6)	15,016	—	—	15,016
Preferred Stock Warrant (See Note 11)	140	—	—	140

TOTAL	$15,156	$—	$—	$15,156

As of March 31, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents and marketable securities (See Note 5)	$93,175	$76,519	$16,656	$—

TOTAL	$93,175	$76,519	$16,656	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 6)	15,317	—	—	15,317

TOTAL	$15,317	$—	$—	$15,317

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (see Note 11) and contingent consideration (see Note 6) represents fair value.

During the quarter ended March 31, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments. There were no transfers in and out of Level 3 fair value instruments. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis at March 31, 2011(in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Acquisition –Related Contingent Consideration	Preferred Stock Warrant
Balance at January 1, 2011	$15,016	$140
Purchases, issuances and settlements	—	(140)
Total gains or losses included in earnings	301	—
Balance at March 31, 2011	$15,317	—

5. Short-Term Investments

Marketable securities are classified as available-for-sale. These securities are reported at fair value with any changes in market value reported as a part of comprehensive income. Premiums (discounts) are amortized (accreted) to interest income over the life of the investment. Marketable securities are classified as short-term investments if the remaining maturity, from the date of purchase is in excess of ninety days. Investments with contractual maturities of more than one year are included in current short-term investments since the Company intends to convert them into cash as necessary to meet liquidity needs.

The Company determines the fair value amounts by using available market information. As of December 31, 2010 and March 31, 2011, the average portfolio duration was less than one year and the contractual maturity of any single investment did not exceed 24 months.

All short-term investments, except for the money market funds, as of December 31, 2010 and March 31, 2011 are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

As of December 31, 2010, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$10,562	$2	$(2)	$10,562
Obligations of U.S. corporations	3,955	2	(2)	3,955
Obligations of Non-U.S. corporations	2,114	—	—	2,114
Bank certificates of deposit	3,200	—	—	3,200
Money market funds	24,177	—	—	24,177
Cash	10,676	—	—	10,676
	$54,684	$4	$(4)	$54,684
Amounts included in cash and cash equivalents	$35,987	$—	$—	$35,987
Amounts included in short-term investments	18,697	4	(4)	18,697
	$54,684	$4	$(4)	$54,684

As of March 31, 2011, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,873	$1	$(1)	$6,873
Obligations of U.S. corporations	3,973	1	(1)	3,973
Obligations of Non-U.S. corporations	3,010	—	—	3,010
Bank certificates of deposit	2,800	—	—	2,800
Money market funds	28,171	—	—	28,171
Cash	48,348	—	—	48,348
	$93,175	$2	$(2)	$93,175
Amounts included in cash and cash equivalents	$77,419	$—	$—	$77,419
Amounts included in short-term investments	15,756	2	(2)	15,756
	$93,175	$2	$(2)	$93,175

As of December 31, 2010 and March 31, 2011, the Company’s cash and cash equivalents were primarily in the form of cash or money market funds, and the Company had no unrealized gains or losses on any of these investments. Cash and money market funds included in cash equivalents as of December 31, 2010 and March 31, 2011 are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The remaining portion of cash and cash equivalents is composed primarily of obligations of U.S. government agencies, which are Level 2 investments under GAAP fair value hierarchy. Cash equivalents were $25.3 million and $29.1 million as of December 31, 2010 and March 31, 2011, respectively.

6. Acquisitions

Acquisition of Modality, Inc. - On November 12, 2010, the Company acquired 100% of the outstanding stock of Modality, Inc., in exchange for $13.8 million in cash. The Company acquired Modality for its current applications for the Apple iPod touch and Apple iPhone as well as its existing processes in place to develop additional applications.

Acquisition of MedCafe Inc. - On February 1, 2010, the Company acquired certain intangible assets of MedCafe Inc., a Delaware corporation, in exchange for $0.9 million in cash. The Company acquired MedCafe to allow it to expand the information it provides its users. In addition, the seller has the potential to earn additional amounts (“contingent consideration”) based on the operating results of the MedCafe product line. The Company recorded $14.8 million in earn out consideration on the acquisition date based on its estimate of the operating results of the MedCafe product line through March 2014. The Company re-measured the fair value of the liability as of March 31, 2011 and recorded an increase in the contingent consideration expense of $0.5 million. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of the operating results of the MedCafe product line.

The following table summarizes the purchase price allocations in connection with acquisitions completed in 2010 (in thousands):

	Modality, Inc.	MedCafe, Inc.

Net assets (liabilities) acquired	$(789)	$—
Technology	5,500	5,760
Customer relationships	—	30
Trademarks and tradename	—	40
Non-compete agreement	700	150
Goodwill	8,339	9,620
	$13,750	$15,600

The following table presents selected financial data assuming the acquisitions in 2010 had occurred on January 1, 2010 (in thousands, except per share data):

Three Months Ended March 31,
2010
Total revenues, net	$24,827
Net loss	$(805)
Net loss per common share—basic	$(0.23)
Net loss per common share—diluted	$(0.23)

Contingent consideration of Caretools, Inc. — In connection with the acquisition of Caretools, Inc on June 23, 2009, the Company had recorded as contingent consideration of $1.3 million on the acquisition date. This contingent consideration was calculated based on an estimate of royalty on revenue generated from sales of product developed incorporating Caretools’ technology. The Company re-measured the fair value of the liability as of March 31, 2011 and recorded a decrease in the contingent consideration expense of $0.2 million. The change in the fair value of the contingent consideration was due primarily to changes in estimates of revenues to be derived from the acquired technologies of Caretools, Inc.

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill were as follows (in thousands):

Total
Balance at December 31, 2010	$19,079
Additions	—
Balance at March 31, 2011	$19,079

Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2010			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$11,780	$1,189	$10,591	$11,780	$2,128	$9,652
Customer relationships	60	15	45	60	22	38
Trademarks and trade name	50	10	40	50	15	35
Non-compete agreement	870	108	762	870	187	683
	$12,760	$1,322	$11,438	$12,760	$2,352	$10,408

Amortization of intangible assets was $8,333 and $1.0 million for the three months ended March 31, 2010 and March 31, 2011, respectively. Amortization of the acquired intangible assets is reflected in costs of revenue.

Estimated amounts that will be amortized related to purchased intangibles are as follows (in thousands) as of March 31 2011:

2011 (remaining)	$3,198
2012	4,193
2013	2,955
2014	62

$10,408

8. Income Taxes

For the quarter ended March 31, 2011, the Company recorded an income tax benefit of approximately $0.8 million compared to an income tax provision of $0.3 million for the quarter ended March 31, 2010.  The income tax benefit during the quarter ended March 31, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.  The income tax expense during the quarter ended March 31, 2010 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation and changes in state tax rates.

As of March 31, 2011, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

9. Commitments and Contingencies

Operating Lease

Rent expense for the three months ended March 31, 2010 and 2011 was $0.1 and $0.7 million, respectively.

The Company leases two office spaces in New Jersey, one in San Mateo, California, and one in Durham, North Carolina under non-cancelable operating leases, which expire in December 2012, March 2014, December 2014, and September 2012, respectively. Future minimum lease payments under these leases as of March 31, 2011 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2011 (remaining 9 months)	2,029
2012	2,775
2013	2,424
2014	1,795
$9,023

Minimum Royalty and Content License Fee Commitments

The Company’s royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred. Actual royalty expense under such royalty agreements was $0.9 million and $1.1 million for the three months ended March 31, 2010 and 2011, respectively

Future minimum payments under various royalty and license fee agreements with vendors as of March 31, 2011 are as follows (in thousands):

Years Ending December 31,	Royalty and Content License Fee Commitments
2011(remaining 9 months)	2,494
2012	822
2013	625
$3,941

Other Commitments

The Company has contracted with a consulting firm to provide product development and content development work. The Company is committed to pay $50,000 per month from February 2010 through January 2011, $43,000 for the month of February 2011 and $36,000 from March 2011 through December 2013 under this arrangement.

Subscription Cancellation Reserve

If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company will provide a full refund. Refunds made by the Company under this obligation have not been material during all periods presented and have been within management’s expectations. The Company maintains a reserve for estimated future returns based on historical data. The provision for estimated future returns is included in accrued liabilities.

Legal Matters

On February 25, 2011, the Company received a letter from the SEC informing it that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to the Company’s expert network services, including its relationship with Hudson Street Services, a Goldman, Sachs & Co. business. The Company is cooperating with the SEC and complying with the subpoena.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, balance sheet, or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or March 31, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or March 31, 2011.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Equity Award Plans and Stock-Based Compensation

In July 2010, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The plan was most recently amended by the board of directors on December 22, 2010 and was approved by the Company’s stockholders on January 5, 2011. The 2010 Incentive Plan became effective upon the completion of the IPO. Awards granted after May 2009 but before the adoption of the 2010 Incentive Plan continue to be governed by the terms of the 2008 Equity Incentive Plan (“2008 Plan”). All outstanding stock awards granted prior to May 2009 continue to be governed by the  terms of the Company’s  amended and restated 1999 Stock Option Plan (“1999 Plan”).

The 2010 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards. In addition the 2010 Incentive Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, directors and consultants. ISOs and NQSOs are granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s board of directors. Stock options granted to employees generally have a contractual term of ten years and vest over five years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the 48-month period thereafter.

The aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the Plan will not exceed 9,737,499 shares. The number of shares of the Company’s common stock reserved for issuance may be increased annually on January 1, 2012, 2013 and 2014.  The number of shares added on each such date will be equal to the lesser of (i) 4% of the total number of shares outstanding common stock on December 31st of the preceding calendar year, (ii) 2,500,000 shares, or (iii) an amount determined for such calendar year by the Board.  If any shares of common stock issued pursuant to a stock award granted under the plan are forfeited back or repurchased by the Company because of the failure to vest, then the shares that are forfeited or repurchased will revert to and again become available for issuance under the plan.  The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options will be 20,000,000 shares of common stock.

The following table summarizes all stock based compensation charges for the three months ended March 31, 2010 and March 31, 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Employee stock-based compensation expense	$1,533	$2,295
Stock-based compensation associated with outstanding repriced options	—	512

Total stock-based compensation	$1,533	$2,807

Included in the employee stock-based compensation expense is a charge of approximately $0.5 million relating to modification of the terms of the stock options held by certain directors who have resigned from the board of directors during the three months ended March 31, 2011.

The Company uses the Black Scholes option pricing model to estimate the fair value of options and restricted stock units. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended March 31,
	2010	2011
Dividend yield	—	—
Expected volatility	52%	50%
Risk-free interest rate	2.3%	1.97%- 2.14%
Expected life of options (in years)	4.5	4.75
Weighted-average grant-date fair value	$3.58	$9.65

11. Stockholders’ Equity (Deficit)

Common Stock

In February 2011, the Company completed its IPO, whereby it sold 5,360,000 shares of common stock (including exercise of the overallotment option) at a public offering price of $16.00 per share. As a result of the IPO and the exercise of the overallotment option, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million and other offering expenses of approximately $3.0 million.

After the completion of the IPO on February 7, 2011, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 10,000,000. The Company also established the par value of each share of common and preferred stock to be $0.001 per share.

An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company’s board of directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011 and was effected on upon the closing of the IPO. All information related to common stock, stock options, restricted stock units and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

Preferred Stock

Prior to the closing of the IPO, the Company had outstanding three series of convertible preferred stock. Upon the consummation of the IPO, the outstanding shares of preferred stock were converted into an aggregate of 11,089,201 shares of common stock. At March 31, 2011, the Company had no preferred shares outstanding. From the proceeds of the IPO, aggregate cumulative dividends to the holders of the Company’s Series B preferred stock were paid in full, in the amount of approximately $29.6 million.

In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. The Company recorded a reduction to general and administrative expense of $141 and $0 for the three months ended March 31, 2010 and March 31, 2011 respectively, to reflect a change in the fair value of these outstanding warrants. Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity (deficit).

Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss) for the three months ended March 31, 2010 and 2011(in thousands):

	Three Months Ended March 31,
	2010	2011
Net income (loss)	$26	$(1,125)
Unrealized loss on available for sale securities	(1)	—

Comprehensive income (loss)	$25	(1,125)

12. Balance Sheet Components

The following table shows the components of prepaid expenses and other current assets as of December 31, 2010 and March 31, 2011 (in thousands):

	December 31,	March 31,
	2010	2011
Prepaid expenses	$3,060	$4,872
Other current assets	488	579
	$3,548	$5,451

The following table shows the components of other accrued liabilities as of December 31, 2010 and March 31, 2011 (in thousands):

	December 31,	March 31,
	2010	2011
Accrued employee compensation	$4,400	$4,708
Accrued market research honoraria	1,166	988
Accrued royalties payable	1,063	1,161
Other accrued expenses	2,622	2,966
	$9,251	$9,823

13. Segment Information

Historically, the Company was organized as one operating segment, Subscriptions and Interactive Services segment. Beginning in 2010, the Company reorganized its operations and identified an additional operating segment, Electronic Health Records (“EHR”). The Company has two reportable segments, Subscriptions and Interactive Services; and EHR.

To date, the Company has not yet generated revenue from its EHR segment as the product has not yet been released. Both segments will market their services to clients in healthcare, pharmaceutical and insurance industries primarily located within the United States and all of the Company’s long lived assets are located in the United States.

The Company presents its segment information along the same lines that its Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company does not allocate certain expenses to its segments such as stock based compensation and certain general and administrative, marketing, and research and development expenses that benefit both segments. These costs are reported as corporate expenses. The following table summarizes the Company’s operating results by operating segment for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$29,177	—	$29,177
Income (loss) from operations	10,020	(2,310)	7,710
Unallocated items:
Stock based compensation			(2,807)
Facilities exit costs			(560)
Other unallocated corporate costs			(6,330)
Loss from operations, as reported			(1,987)
Interest income			28
Interest expense			—
Other income (expense), net			2
Loss before income taxes, as reported			$(1,957)

	Three Months Ended March 31, 2010
	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$24,336	—	$24,336

Income (loss) from operations	9,543	(2,248)	7,295
Unallocated items:
Stock based compensation			(1,533)
Other unallocated corporate costs			(5,274)
Income from operations, as reported			488
Interest income			20
Interest expense			(214)
Other income (expense), net			2
Income before income taxes, as reported			$296

Although management reviews asset information on a corporate level, the CODM does not review asset information on a segment basis.

14. Related Party Transactions

Revenue from Related Parties

The Company recorded revenue from two advertising agencies whose parent company’s chief executive officer is a member of the Company’s board of directors. The Company recorded revenue from these entities of approximately $0.5 million and $1.1 million for the three months ended March 31, 2010 and 2011, respectively. There were accounts receivable from this entity of approximately $2.4 million and $2.6 million as of December 31, 2010 and March 31, 2011, respectively.

The Company recorded revenue from an affiliate of an investment banking firm which has a material investment in the Company. The Company recorded revenue from this entity of $41,881 and $35,197 for the three months ended March 31, 2010 and 2011, respectively. There were accounts receivables of $25,000 and $0 from this entity as of December 31, 2010 and March 31, 2011. The Company also paid fees for customer referrals to this firm of $16,897 and $9,000 for the three months ended March 31, 2010 and 2011, respectively. There was $31,907 and $9,495 of accounts payable to this entity as of December 31, 2010 and March 31, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010, or fiscal year 2010, included in our Annual Report on Form 10-K for fiscal year 2010, or 2010 Annual Report on Form 10-K. References to “Epocrates” “we”, “our” and “us” are to Epocrates, Inc. unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

Epocrates is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, our products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. As of March 31, 2011, our user network consisted of over 1.3 million healthcare professionals, including approximately 320,000, or over 45% of, U.S. physicians. We offer our products on all major U.S. mobile platforms including Apple (iPhone, iPod touch and, with respect to most of our products, iPad), Android, BlackBerry, Palm and Windows Mobile devices. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and over 350 individual pharmaceutical brands.

Our proprietary drug content is the most frequently used mobile reference product by U.S. physicians and provides healthcare professionals with convenient access to information they need at the point of care. Healthcare professionals are able to access information such as dosing, drug/drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. Physicians trust Epocrates for accurate content and innovative offerings and use our products more than any other mobile drug reference tool. Our strong brand has enabled us to build a large and active network of users, which enhances our ability to market our interactive services.

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

Recent developments

On February 7, 2011, we closed our initial public offering by issuing 3,574,285 shares of our common stock at $16.00 per share, raising approximately $53.2 million net of underwriters’ discounts and commissions. In addition, the underwriters exercised their over-allotment option on an additional 804,000 shares, raising an additional $11.9 million for the company, net of underwriters’ discounts and commissions.  We raised an aggregate of approximately $62.2 million in proceeds from the IPO net of underwriters’ discounts and commissions and other offering costs. From these proceeds, aggregate cumulative dividends to the holders of our Series B preferred stock were paid in full, in the amount of approximately $29.6 million.

In March 2011, we announced that out our mobile and web-based electronic health record (EHR) solution has entered beta and is now being tested by solo and small group physician offices across the country.  The EHR product is scheduled for release at the end of second quarter or early in the third quarter.

In April 2011 we launched a new mobile drug sampling service, Epocrates® Mobile Sample Closet. Top pharmaceutical companies, such as AstraZeneca, Forest Laboratories, Inc. and several others, will use this service to offer members of Epocrates’ network approximately 320,000 U.S. physicians’ custom sample offers via their mobile devices. In addition to drug samples, sponsoring companies may provide physicians with access to patient starter kits, vouchers and educational materials.

Financial operations overview

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. For the three months ended March 31, 2011, we recorded total net revenues of $29.2 million, a 20% increase from the three month ended March 31, 2010.

The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year. We expect this trend to continue but to become less pronounced in 2011 and beyond due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services. As revenues have grown over the last five quarters, operating expenses have also increased both in absolute dollars and as a percentage of revenue due primarily to a significant investment in our EHR product. We expect that operating expenses as a percentage of revenue will begin to decline in the latter half of 2011.

As of March 31, 2011, our worldwide user network consisted of over 1.3 million healthcare professionals. Maintaining this large user network of U.S. physicians is important because it will be a key driver of interactive services revenue growth over the long term. The number of users who are U.S. physicians increased approximately 14%, from approximately 280,000 at March 31, 2010 to approximately 320,000 at March 31, 2011. This high growth rate was largely due to rapid iPhone adoption by physicians and to a lesser extent Android adoption by physicians. We expect our network of users to continue to increase, but at a lower rate.

The majority of healthcare professionals in our network use our free products. Users who paid for a subscription represented 9% and 11% of total active users as of March 31, 2010 and 2011, respectively. A key focus of our business during 2011 and beyond is to strengthen and maintain our user network. We intend to do so by enhancing the clinical functionality of our free services by adding new content and features that are currently only available with our premium products. As part of our strategy to strengthen and maintain our network of users and leverage this network to generate high margin revenue streams from healthcare industry clients, we plan to devote significant resources to expanding our free product offerings and more actively focus our marketing efforts on increasing awareness and adoption of our free products and services. We expect paid users to continue to represent a decreasing percentage of total active users. As a result, we expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

To date we have not experienced significant price pressure from competitors other than for our market research services. Competition is high among market research firms, and price has become a major driver in a client’s decision about which vendor to use. We have attempted to limit reductions in price because we believe our sizable network of healthcare professionals contributes significantly to a superior result for our clients. This price pressure has caused revenue from market research services to remain essentially flat since 2008. We expect this trend to continue in the future.

Currently, our customer base is located almost entirely within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There were three customers that accounted for more than 10% net accounts receivable at March 31, 2011. For the quarters ended March 31, 2010 and 2011, no single customer accounted for more than 10% of net revenue.

On an annual basis, we have generated positive cash flow from operations since the year ended December 31, 2003. Total cash, cash equivalents and short-term investments increased from $54.7 million at December 31, 2010 to $93.2 million at March 31, 2011. The increase was primarily due to proceeds from our IPO, net of issuance costs and cash generated from operations, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock. Our users pay for one year of our premium subscriptions up front. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered. Because a significant amount of cash is collected near the beginning of the contract, we have generated strong cash flow from operations relative to revenue recognized. This is expected to continue but become less pronounced due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services.

We have invested significant development and marketing resources during fiscal 2010 to develop and deliver new products and we have and expect to continue to invest significant resources in 2011. Specifically, we have recorded $2.5 million in sales and marketing and research and development expenses, related to the EHR product during the three months ended March 31, 2011. This investment of resources has caused our operating margins to decrease significantly in quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. We expect that this trend will continue at least through the middle of 2011 when the EHR product is scheduled to be released and expected to begin generating revenue. To the extent we are successful in generating revenue from our EHR product, we expect operating margins to begin to increase in 2012.

The EHR product has not generated any revenue as it has not yet been released. The market for such products is competitive and we have limited experience in that market. Several of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. Even if our product meets the requirements of meaningful use as defined by American Recovery and Reinvestment Act of 2009, and is certified as such, we may be too late to the market to compete for the growing number of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. In addition, numerous other factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder customer acceptance of the product. We have not yet released our EHR product and our revenue estimates for our EHR product may not materialize which would result in an impairment of goodwill related to the EHR reporting unit of up to $1.1 million.

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

In addition, our operating results will be subject to fluctuations due to variable accounting resulting from re-pricing of certain options. In November 2003, our Board of Directors approved a stock option repricing program. The options repriced were subject to variable accounting, which required that all such vested options repriced be marked to market until such options are cancelled, expire or are exercised. Assuming that none of these outstanding options are exercised cancelled or expire (all such options will expire by December 2013), each $1.00 increase or decrease in the fair market value of our common stock would result in a corresponding increase or decrease in stock based compensation of approximately $0.1 million.

We are not a capital intensive business. Most of our expenditures have been related to sales and marketing and product development and we expect this to continue.

Critical accounting policies and estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Significant estimates and assumptions by management affect revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets, the depreciation and amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, accounting for business combinations, stock based compensation and fair value of contingent consideration.

There have been no significant changes in our critical accounting policies during the quarter ended March 31, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations

The following table summarizes our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2011 (in thousands).

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)
	2010	2011	$	%
	(unaudited)
Total revenues, net	$24,336	$29,177	$4,841	20.0%
Total cost of revenues	7,252	9,390	2,138	29.5%
Gross profit	17,084	19,787	2,703	15.8%
Operating expenses:
Sales and marketing	6,838	8,311	1,473	21.5%
Research and development	4,519	6,345	1,826	40.4%
General and administrative	4,025	6,257	2,232	55.5%
Facilities exit costs	—	560	560	*
Change in fair value of contingent consideration	1,214	301	(913)	*
Total operating expenses	16,596	21,774	5,178	31.2%
Income (loss) from operations	488	(1,987)	(2,475)	*
Interest income	20	28	8	40.0%
Interest expense	(214)	—	214	*
Other income (expense), net	2	2	—	*

Income (loss) before income taxes	296	(1,957)	(2,253)	*
Benefit from (Provision for) income taxes	(270)	832	1,102	*
Net income/ (loss)	26	(1,125)	(1,151)	*

*                                         Not meaningful

Historically, the Company was organized as one operating segment, Subscriptions and Interactive Services segment. Beginning in 2010, the Company reorganized its operations and identified an additional operating segment, Electronic Health Records (“EHR”). The Company has two reportable segments, “Subscriptions and Interactive Services” and “EHR”.

To date, we have not yet generated revenue from our EHR segment as our EHR product has not yet been released. We do not allocate certain expenses to our segments that benefit both segments, such as stock based compensation, general and administrative expenses and certain marketing and research and development expenses. These costs are reported as corporate expenses. The following table summarizes our operating results by segment for the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$29,177	—	$29,177
Income (loss) from operations	10,020	(2,310)	7,710
Unallocated items:
Stock based compensation			(2,807)
Facilities exit costs			(560)
Other unallocated corporate costs			(6,330)
Loss from operations, as reported			(1,987)
Interest income			28
Interest expense			—
Other income (expense), net			2
Loss before income taxes, as reported			$(1,957)

The following table summarizes our operating results by segment for the three months ended March 31, 2010 (in thousands):

	Three Months Ended March 31, 2010
	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$24,336	—	$24,336

Income (loss) from operations	9,543	(2,248)	7,295
Unallocated items:
Stock based compensation			(1,533)
Other unallocated corporate costs			(5,274)
Income from operations, as reported			488
Interest income			20
Interest expense			(214)
Other income (expense), net			2
Income before income taxes, as reported			$296

Revenues:  We generate revenue through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and by providing healthcare companies with interactive services to communicate with our network of users.

Subscriptions revenue.  The majority of healthcare professionals in our network use our free products and services and do not purchase any of our premium subscriptions. Subscription options include:

·                                     a subscription to one of three premium mobile products we offer that a user downloads to their mobile device;

·                                     a subscription to our premium online product or site licenses for access via the Internet on a desktop or laptop; and

·                                     license codes that can be used to activate such mobile or online premium products.

Most commonly used on mobile devices at the point of care, our drug and clinical reference products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity.

Subscriptions are recognized as revenue ratably over the term of the subscription as services are delivered. Billings for subscriptions occur in advance of services being performed; therefore these amounts are recorded as deferred revenue when billed. A license code allows a holder to redeem the code for a subscription. Typically, license codes must be used to activate a subscription within six months to one year of issuance. When a license code is used to activate a subscription, revenue is recognized ratably over the term of the subscription. If a license code expires before it is used, revenue is recognized upon expiration.

Interactive services revenue.  Our interactive services include:

·                  DocAlert clinical messaging.  DocAlert messages are short clinical alerts delivered to our users when they connect with Epocrates’ databases to receive updated content. The majority of these DocAlert messages are not sponsored and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. The balance of DocAlert messages are sponsored by our clients. These messages serve as a vehicle to communicate key scientific and medical information to clinicians as a way to keep them informed. We work with clients to ensure that their messages are clinically relevant and of interest to our user network. All sponsored messages are clearly marked as such and subject to review by our editorial team. Each sponsored message is available to users for four weeks and are targeted to all or a subset of physicians to increase the value and relevance to recipients. Clients contract with us to publish an agreed upon number of DocAlert messages over the contract period, typically one year.

·                  Virtual Representative Services.  Our Virtual Representative Services, including drug detailing, sampling, patient literature delivery and the ability to contact drug manufacturers, are designed to supplement, and in some cases replicate, the activities of pharmaceutical sales representatives. Our pharmaceutical clients contract with us to make one or more of these services available to its users for a period of time, typically one year.

·                  Epocrates market research programs.  We recruit healthcare professionals to participate in market research activities. Participants can share valuable insights and earn cash honoraria. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. Customers contract with us and pay a fee to us for access to a targeted group of our users whom they wish to survey. We pay a portion of this fee to the survey participants to induce them to participate. Upon completion of the survey, which typically runs for approximately one month, we bill the customer the entire amount due. We have concluded that we act as the primary obligor. Accordingly, we recognize the entire fee paid by our customers as revenue upon confirmation of completion of the survey, and the compensation paid by us to survey participants is recorded as a cost of revenue when earned by the participant.

·                  Formulary hosting.  Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. Clients, usually health insurance providers, contract with us to host their formulary and make it available to our users for a one-to three-year period.

·                  Mobile resource centers.  This educational service allows healthcare professionals to stay current on clinical developments for a variety of disease conditions and topics. Typically sponsored by a pharmaceutical company for a year at a time, each resource center is developed in conjunction with a key opinion leader for that specific disease or condition.

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

The following is a breakdown of net revenue from subscriptions and interactive services for the three months ended March 31, 2010 and 2011 (in thousands):

	Three months ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2011	$	%
Subscriptions	$5,754	$6,209	$455	7.9%
Interactive Services	18,582	22,968	4,386	23.6%
	$24,336	$29,177	$4,841	20.0%

The increase in subscription revenue of $0.5 million was due primarily to an increase in paid subscription revenue as a result of our acquisition of Modality, which we acquired in November 2010. During the first quarter of 2011, we converted several key Modality applications to the Epocrates brand to provide more powerful solutions to physicians. We expect the percentage of users who pay for a subscription to continue to remain flat in 2011 and beyond. As a result, we expect subscription revenue from our premium products to decrease as a percentage of total revenue in the future. However we expect that this decrease will be partially offset by the revenue generated from the sale of applications of Modality, a business we acquired in November 2010, and revenue from the upcoming launch of our EHR product.

A key focus of our business during 2011 and beyond is to strengthen and maintain our user network and generate revenue from our interactive services. We intend to devote significant resources to enhancing the clinical functionality of our free offerings and more actively focus our marketing efforts on increasing awareness and adoption of these products and services.

The $4.4 million increase in interactive services was driven by $3.3 million increase in DocAlert clinical messaging services, $1.6 million increase in revenue from virtual representative services, which were first launched in the first quarter of 2010, $0.5 million increase in revenue from mobile resource centers offset by a decline in formulary hosting services by $1.2 million.

The growth in DocAlert clinical messaging services revenue was primarily attributable to an increase in the average revenue per contract in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decline in revenue in formulary hosting was due to more revenue recognized on contracts prior to the adoption of the new revenue recognition guidance in the three months ended March 31, 2010 compared to the three months ended March 31, 2011. Revenue on contracts signed prior to the adoption of the new revenue recognition guidance on January 1, 2009 was deferred until all items in the contracts had been fully delivered. There were certain older contracts for which all performance obligations were completed in the three months ended March 31, 2010 and therefore the entire revenue on such contracts was recognized in this period. There was a fewer number of such contracts on which the entire revenue was recognized in the three months ended March 31, 2011. This resulted in lower revenues for the three month ended March 31, 2011 as compared to the three months ended March 31, 2010.

Historically, our interactive services revenue and particularly our clinical messaging revenues have grown at a much faster rate than subscriptions. We expect this trend to continue as the use of electronic services as a medium to communicate with healthcare providers continues to gain acceptance within the pharmaceutical industry. In addition, we introduced new services late in 2010 and in 2011 which we expect will also drive continued growth in interactive services revenue. We expect that our Virtual Rep Services will continue to be a key growth driver for us throughout 2011 as evidenced by the significant increase in our pharmaceutical business during the first quarter, positive booking trends and growing interest from our pharmaceutical customers.

Cost of revenues.  Cost of revenues consists of the costs related to providing services to customers. These costs include salaries and related personnel expenses, stock based compensation, service support costs, payments to participants in market research surveys we conduct for our customers, third party royalties and allocated overhead.

Much of the content in our premium drug and reference products is licensed from third parties. Royalty costs consist of fees that we pay to content owners for the use of their intellectual property. Contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of ultimate sales. Additional royalties may be due based on sales. We record these minimum payments as cost of revenue when incurred.

We allocate overhead expenses such as rent, occupancy charges and information technology costs to all departments based on headcount. As a result, such expenses are reflected in costs of revenues, as well as in the research and development, sales and marketing and general and administrative expense categories. Depreciation and amortization expense is also allocated to cost of revenues.

The following is a breakdown of cost of revenue related to subscriptions and interactive services for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2011	$	%
Subscriptions	$1,805	$2,043	$238	13.2%
Interactive Services	5,447	7,347	1,900	34.9%
	$7,252	$9,390	$2,138	29.5%

Cost of subscription revenue as a percentage of subscription revenue was 31% and 33% for three months ended March 31, 2010 and 2011, respectively. This increase was due primarily to an increase in third party royalty costs.

Cost of interactive services increased $1.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which was primarily due to $1.0 million in the amortization of intangible assets and increased allocated facility costs. We completed the acquisition of MedCafe Inc. on February 1, 2010 and Modality Inc. on November 12, 2010 and this resulted in a higher amortization reflected in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Cost of interactive services revenue as a percentage of interactive service revenue was 29% and 32% for the three months ended March 31, 2010 and 2011, respectively. We expect that the cost of interactive services revenue will increase.

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and related personnel expenses, sales commissions, stock based compensation, trade show expenses, promotional expenses, and public relations expenses and allocated overhead. Commissions are expensed upon collection of customer invoices.

Sales and marketing expense increased approximately $1.5 million, or 22%, for the three months ended March 31, 2011 compared to three months ended March 31, 2010. This increase was primarily due to increased salary, consulting and other costs to support the future release of our EHR product of $0.8 million and increased stock based compensation of $0.4 million primarily due to additional expense recorded on mark to market for the repriced options. Sales and marketing expense as a percentage of total net revenue for both the three months ended March 31, 2010 and 2011 was 28%. We expect sales and marketing expense to continue to increase as we continue to develop and launch new interactive service offerings.

Research and development expense.  Research and development expense consists primarily of salaries and related personnel expenses, stock based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased $1.8 million, or 40%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to increased salary, consulting and other costs to support the development of our EHR product of $0.7 million and an increase in non-EHR related salary and other personnel costs of $0.9 million for the additional headcount needed to support the development and release of our new products and increased headcount from our recent acquisition of Modality. Research and development expense as a percentage of total net revenue for the three months ended March 31, 2010 and 2011was 19% and 22%, respectively. We expect research and development expense to increase as we continue to develop new interactive service offerings.

General and administrative expense.  General and administrative expense consists primarily of salaries and related personnel expenses, stock based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense increased $2.2 million, or 55%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to increased stock based compensation of $0.9 million, an increase in salary and other personnel expenses and external consultants costs of $0.6 million, an increase in recruiting costs of $0.2 million and an increase of professional fees of approximately $0.3 million. The additional stock compensation expense in the three months ended March 31, 2011 was recorded in connection with the modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the first quarter of 2011 and the change in the fair value of outstanding repriced stock options, which are subject to variable accounting. We incurred higher salary and other personnel costs in the three months ended March 31, 2011, due to the additional headcount needed to support the compliance with the regulatory requirements of being a public company. We also incurred additional legal and other professional service fees to support our annual SEC filings and to support our compliance with the subpoena received in connection with the ongoing SEC investigation. On February 25, 2011, we received a letter from the SEC informing us that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to our expert network services, including our relationship with Hudson Street Services, a Goldman, Sachs & Co. business. We are cooperating with the SEC and complying with the subpoena. See Item 1-Legal Proceedings under Part II- Other Information.

General and administrative expense as a percentage of total net revenue for the three months ended March 31, 2010 and 2011 was 17% and 21%, respectively. We expect general and administrative expense to increase due to significant costs we expect to incur as we continue to build and maintain the infrastructure necessary to comply with the regulatory requirements of being a public company. We may also have to incur additional costs in connection with the SEC inquiry and compliance with the subpoena. While the SEC’s letter states that, at this time, it has not concluded any violations of securities laws have occurred, we can make no guarantee that legal action will not result from this inquiry.

Facilities exit costs. We recorded a charge of approximately $0.6 million in the three months ended March 31, 2011 relating to facilities exit costs. We vacated our Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non cancellable lease with the landlord, which does not expire until the end of fiscal 2012 and therefore will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sub lease rentals that could be reasonably obtained for the property.

Change in fair value of contingent consideration.  We acquired certain intangible assets of Caretools, Inc., in June 2009 and of MedCafe Inc., in February 2010. These acquisitions were accounted for as business combinations under GAAP. For the three months ended March 31, 2011, we recorded a reduction in the contingent consideration expense of $0.2 million related to revaluing the contingent consideration liability for Caretools to its fair value as of March 31, 2011. Also for the three months ended March 31, 2011, we recorded an increase in the contingent consideration expense of $0.5 million related to revaluing the contingent consideration liability for MedCafe to its fair value as of March 31, 2011. The change in the fair value of the contingent consideration was due to changes in discount periods as well as revised estimates of revenue and operating results expected to be generated using the acquired technologies. We have not yet made any contingent payments to the sellers and do not expect to begin making any payments until the second quarter of 2011. To the extent we are successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record additional contingent consideration expense. Conversely, to the extent we are not successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record a reduction to contingent consideration expense.

Interest income.  Interest income was essentially flat for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Although average cash and short-term investment balances increased during the three months ended March 31, 2011, the continued decline in prevailing interest rates in 2011 compared to 2010 resulted in only a slight increase in interest income.

Interest expense.  We incurred interest expense of $0 for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010. Interest expense recorded for the three months ended March 31, 2010 related to rent payments on our San Mateo facility which we capitalized. Interest expense decreased during the three months ended March 31, 2011 due to a sale-leaseback of our San Mateo facility.

Benefit from (Provision for) for income taxes.  For the quarter ended March 31, 2011, we  recorded an income tax benefit of approximately $0.8 million compared to an income tax provision of $0.3 million for the quarter ended March 31, 2010.  At March 31, 2011 our estimate of the annual effective tax rate was approximately 43%. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to Incentive Stock Options (“ISO’s”) and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISO’s by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our estimated annual effective tax rate could materially change if there are a significant number of disqualifying dispositions of ISO’s upon the expiration of the six-month lock up period for the sale of stock in the third quarter of fiscal 2011.

Other financial data

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Adjusted EBITDA(1)	$3,750	$3,703
Net cash provided by operating activities	7,227	6,254
Capital expenditures	(905)	(2,711)

(1)                                  Adjusted EBITDA is an unaudited number and represents net income (loss) before interest income, interest expense, other income (expense), net, benefit (provision) for income taxes, depreciation and amortization, building rent recorded as interest expense, stock based compensation and the change in the fair value of contingent consideration.

Adjusted EBITDA is not a measure of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We believe adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

·                  EBITDA is widely used by investors to measure a company’s operating performance without regard to such items as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

·                  investors commonly adjust EBITDA information to eliminate the effect of stock based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

Our management uses adjusted EBITDA:

·                  as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

·                  as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

·                  in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; and

·                  as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Net income (loss)	$26	$(1,125)
Interest income	(20)	(28)
Interest expense	214	—
Building rent recorded as interest expense	(214)	—
Other expense (income), net	(2)	(2)
Provision for (benefit from) for income taxes	270	(832)
Depreciation and amortization	721	992
Amortization of purchased intangibles	8	1,030
Stock based compensation	1,533	2,807
Change in fair value of contingent consideration	1,214	301
Facilities exit costs	—	560
Adjusted EBITDA	3,750	3,703

Liquidity and capital resources

Cash flow from operating activities has been positive on an annual basis since 2003. Most of our expenditures are for personnel and facilities. As revenues have grown, operating expenses have also increased. Our principal sources of liquidity as of March 31, 2011 consisted of cash, cash equivalents and short term investments of $93.2 million. We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for atleast the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our customers and us.

Operating activities

Cash provided by operating activities was $6.3 million for the three months ended March 31, 2011. Operating cash flows for the three months ended March 31, 2011 were primarily driven by our results of operations after adjusting for certain non-cash items including stock-based compensation, depreciation and amortization, amortization of intangible assets  and facilities exit costs, and a positive impact of change in operating assets and liabilities. Accounts receivable increased by approximately $0.4 million due to higher invoicing during the first quarter of 2011. The decrease in prepaid and other current assets of $1.4 million was primarily driven by prepayment of federal and state income taxes of $0.6 million, $0.8 million of income tax benefit recorded during the quarter and $0.4 million paid for renewal of Directors and Officers insurance offset by receipt of $0.5 million that was previously held in restricted cash. The decrease in accounts payable was mainly due to timing of disbursements. The increase in deferred revenue of $4.0 million in the three months ended March 31, 2011 was driven by higher billings in the first quarter of 2011 on contracts which were signed late in fiscal 2010.  Other accrued liabilities increased $0.3 million due primarily to the recording of the bonus accrual for the first quarter of 2011. The accrued bonus for fiscal 2010 will be paid in the second quarter of 2011.

Cash provided by operating activities was $7.2 million for the three months ended March 31, 2010, which was primarily attributable to a decrease in accounts receivable of $1.9 million, employee stock  based compensation expense of $1.5 million, contingent consideration expense of $1.2 million, a decrease in deferred revenue of $0.9 million and depreciation and amortization of $0.7 million. The decrease in accounts receivable is due to the seasonality of our billings which are usually the highest in the fourth quarter of the calendar year.

Investing activities

Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Our investment policy is as follows: investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 5% of the market value of the portfolio or $1.0 million, whichever is greater, but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size should normally be greater than $50 million for corporate bonds. No single position in any issue should equal more than 10% of that issue. The final maturity of each security within the portfolio should not exceed 24 months.

The following table summarizes our investments in cash, cash equivalents and short-term investments as of March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Cash	$15,684	$48,348
Cash equivalents	47,895	29,071
Short-term investments	6,289	15,756
Total cash, cash equivalents and short-term investments	$69,868	$93,175
Unrealized loss on available-for-sale securities	(3)	—

Capital expenditures and capitalized internal use software and capitalized software for sale were $0.9 million and $2.7 million for the three months ended March 31, 2010 and 2011 respectively.

Financing activities

Cash provided by financing activities was $34.9 million in the three months ended March 31, 2011 as compared to $1.3 million of cash used in financing activities in the three months ended March 31, 2010. Cash provided by financing activities in the three months ended March 31, 2011 was due primarily to proceeds from our IPO, net of issuance costs of approximately $64.2 million, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock.

Cash used in financing activities of $1.3 million for the three months ended March 31, 2010 was due to repurchases of our stock from certain employees, former employees and former directors totaling $2.1 million, partially offset by proceeds from the exercise of employee stock options of $0.8 million. During the three months ended March 31, 2010, certain individuals, including former employees and former directors, entered into binding agreements to sell common stock held by them to one of the accredited investors. During the three months ended March 31, 2010, we exercised our right of first refusal for 0.3 million shares of common stock at contracted prices ranging from $5.05 to $7.00 for an aggregate purchase price of $2.1 million.

Contractual obligations

The following table summarizes our contractual obligations as of March 31, 2011 and the years in which these obligations are due (in thousands):

	Total	2011	2012 - 2013	2014 - 2015	After 2015	Other
Operating leases(1)	9,023	2,029	5,199	1,795	—	—
Minimum royalty and contract license fees(2)	3,941	2,494	1,447	—	—	—
Engineering and content development(3)	1,188	324	864	—	—	—
Uncertain tax positions(4)	1,039	—	—	—	—	1,039
Fair value of contingent consideration(5)	15,317	—	—	—	—	15,317
Total	$30,508	$4,847	$7,510	$1,795	—	$16,356

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

(5)                                  Represents contingent consideration related to acquisitions. See “Note 6 Acquisitions” for details.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.

Indemnification

See Note 9 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects , if any, on our unaudited condensed consolidated financial statements, see Note 2 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 25, 2011, we received a letter from the SEC informing us that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to our expert network services, including our relationship with Hudson Street Services, a Goldman, Sachs & Co. business. We are cooperating with the SEC and complying with the subpoena. While the SEC’s letter states that, at this time, it has not concluded any violations of securities laws have occurred, we can make no guarantee that legal action will not result from this inquiry. In addition, although we are complying with the subpoena, our compliance could be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

The following risk factors have not changed materially from those set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

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

Factors that may affect the retention rate of our existing users and the rate at which we attract new users for our drug and clinical reference tools include:

·                  our ability to provide current, relevant and reliable healthcare content, drug and clinical reference tools, formulary hosting and other services that meet the needs of healthcare professionals, including physicians;

·                  our ability to provide reliable applications and to enhance the functionality, availability, performance and features of our existing and future services to meet the evolving requirements and expectations of our existing and future users;

·                  the availability, price, performance and functionality of competing products and services, including competing mobile, Web-based and traditional products and services, and electronic health records systems that incorporate drug and clinical reference tools;

·                  deterioration of our reputation and brand for any reason, including user concerns with our privacy practices or our relationships with the healthcare industry; and

·                  the ability of the developers of mobile operating systems and mobile devices with which our products are compatible to remain competitive in the marketplace and to be adopted into medical practice and practice workflow.

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

Our ability to meet the demand for delivering clinical messages, formularies and other sponsored content to users’ mobile devices is dependent upon our having a sufficient number of users, especially physician users, with desired characteristics, such as specialty and prescribing habits, updating their mobile devices through our servers with sufficient frequency during the period for delivery of the service. In addition, we have established business rules and structured our technology to limit the number of DocAlert messages and the mix of sponsored and non-sponsored messages delivered during any single update by a user in order to promote the quality of the user’s experience with the clinical messaging service. It is possible that an insufficient number of users will update during a given service period for our interactive services, or that demand for promotional clinical messaging sponsorship will exceed the available supply for all or a subset of our users. In either of these events, our healthcare clients could become dissatisfied with our service. As a result, we may be unable to grow our interactive services revenue beyond the bounds of our business rules and technology structure, and changes to such business rules or technology structure could cause our users’ satisfaction with and response to our interactive services to decrease, which could make such changes ineffective in addressing such inability to grow these revenues.

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

Use of our clinical information and interactive services is based upon our ability to make available current, relevant and reliable drug and clinical reference tools, formulary hosting and other services that meet the needs of our users. Our ability to do so depends on our ability to:

·                  hire and retain qualified physician and pharmacist editors and authors;

·                  license accurate and relevant content from third parties;

·                  contract with health plans and insurers to host formulary information; and

·                  monitor and respond to changes in user interest in specific topics.

For several of the clinical references included in our Epocrates® Essentials and Epocrates® Essentials Deluxe products, we are particularly dependent on third party content providers. For example, we license Stedman’s Medical Dictionary 28th Edition and information regarding ICD-9 and CPT® codes from third parties.

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

The credibility of our brand is dependent in large part on the medical community’s continued perception of us as independent from our healthcare industry clients, particularly pharmaceutical companies. If healthcare professionals believe that we are too closely associated with such clients as a result of the revenue we receive from their purchase or sponsorship of our interactive services, the credibility of our brand will diminish. Although we take precautions to remain independent from our healthcare industry clients, including separating the development of our application content from our commercial dealings with such clients and clearly labeling the source and responsibility of sponsored messages, programs and activities, we cannot assure you that the medical community will view our content as sufficiently unbiased. If the credibility of our brand is damaged, it will be difficult, expensive and time-consuming to restore the quality of our brand with healthcare professionals and our business could suffer.

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

Any defects or errors that affect the quality or reliability of our products and services or that cause interruptions to the availability of our services could result in:

·                  lost or delayed market acceptance and sales of our applications and services;

·                  loss of users and clients;

·                  inability to attract new users and clients;

·                  product liability or breach of contract suits against us;

·                  diversion of development resources;

·                  injury to our brand and reputation; and

·                  increased maintenance and warranty costs.

While our subscription and interactive services agreements typically contain limitations of liability and disclaimers that purport to limit our liability for damages related to defects in our software or content, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from related claims. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

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

EHRs are significantly more complex than the products and services that we have historically offered to healthcare professionals, involving sensitive personal health information protected by the Health Insurance Portability and Accountability Act, or HIPAA, and other laws as well as sophisticated data exchanges associated with electronic prescribing and other transactions. In addition, we will be dependent upon a number of vendors for components of the services associated with our EHR product, including lab ordering and retrieval, electronic prescribing and other matters. Many of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. In addition, under the American Recovery and Reinvestment Act of 2009, incentives to physicians and others will be available beginning in 2011 for the acquisition and use of EHRs, but only if those EHRs are certified and the use of the EHR constitutes “meaningful use” as will be defined by the law. Our EHR product has not yet been released or certified, and there is no guarantee that our product will be certified or that use of it will qualify for “meaningful use.” Even if our product meets these requirements, we may be too late to the market to compete for the growing numbers of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. Moreover, even if our EHR product is certified and qualifies for “meaningful use,” numerous factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder client acceptance of the product.

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

In addition, we are dependent on the ability of the developers of mobile platforms with which our drug and clinical reference tools are compatible to remain competitive in the medical community and the general marketplace. To remain competitive, developers of such mobile platforms may need to timely enhance their products, develop new operating systems or devices or take other actions which are outside of our control. If a mobile platform that is incompatible with our products achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources becomes more attractive than what is offered for mobile platforms, we may be unable to retain or attract users to our products. In particular, our mobile products are not compatible with Symbian based devices.

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

Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, among other things, we must effectively:

·                  add additional sales and marketing personnel in various locations;

·                  control expenses;

·                  maintain and enhance our information technology support for enterprise resource planning, accounting and design engineering by adapting and expanding our systems and tool capabilities;

·                  recruit, hire, train and manage additional qualified people; and

·                  manage operations in multiple locations and time zones.

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

Our operating results are likely to fluctuate as a result of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

·                  demand for and market acceptance of our services;

·                  factors relating to pharmaceutical company budget cycles and other factors that may affect the timing of promotional campaigns for specific products or demand for our services by our clients;

·                  changes in pharmaceutical company demand as a result of delays or changes in product approvals, changes in marketing strategies, modifications of client budgets and similar matters;

·                  the length of sales cycles and fulfillment periods of our services to pharmaceutical companies and other segments of the healthcare industry;

·                  expansion of marketing and support operations;

·                  the timing of new product introductions, including our new EHR product, and product enhancements by us or our competitors; and

·                  the cost of being a public company.

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

In addition, the time between the date of the signing of the contract with a client for a program, the actual fulfillment of the services under such contract and the revenue recognition associated with such revenues may be lengthy, especially for larger contracts with multiple deliverables, and may be subject to delays over which we have little or no control, including those that result from the client’s need for internal approvals. Other factors that could affect the timing of our interactive services revenue include:

·                  variations in the marketing budgets allocated for the types of services we offer;

·                  the timing of federal Food and Drug Administration, or FDA, approval for new pharmaceutical products or for new approved uses for existing products;

·                  regulatory concerns related to the marketing of pharmaceutical products; and

·                  factors that may affect the timing of promotional campaigns for specific products.

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

Most of our revenue is derived from the healthcare industry and could be reduced by changes affecting healthcare spending. General reductions in expenditures by healthcare companies could result from, among other things:

·                  government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, pharmaceutical companies, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

·                  consolidation of healthcare companies;

·                  reductions in governmental funding for healthcare; and

·                  adverse changes in business or economic conditions affecting healthcare payors or providers, the pharmaceutical industry or other healthcare companies.

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

Even if general expenditures by healthcare companies remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific segments of the market we serve or are planning to serve. For example, purchase of our services could be affected by:

·                  a decrease in the number of, or the market exclusivity available to, new drugs coming to market;

·                  decreases in marketing expenditures by pharmaceutical companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical companies;

·                  state or federal legislation requiring the disclosure of, or otherwise regulating, honorarium payments to physicians for participation in market research activities; and

·                  changes in the design of health insurance plans.

In addition, our clients’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to services of the types we provide.

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

Healthcare professionals access information, including information regarding particular medical conditions and the use of particular medications, through our drug and clinical reference tools, interactive services and, when released, our EHR product. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third party content, it is possible that patients, physicians, consumers, the providers of the third party content or others may sue us if they are harmed as a result of such inaccuracies. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content and we have had content errors in the past. Although our agreements for the performance of our services contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by users or third parties that our online agreements are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and financial condition and require costly changes to our business.

In addition, third parties may assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could also be subject to claims for indemnification resulting from infringement claims made against our clients and third party service providers for third party products and content that are incorporated into our clinical information if they are found to infringe the intellectual property rights of others, which could increase our defense costs and potential damages. Any of these events could be expensive and time consuming to resolve or defend, may require us to change our business practices and could have a negative effect on our business, operating results and financial condition.

We could be required to spend significant amounts of time and money to defend ourselves against any such claims. Although we may be indemnified against such costs, the indemnifying party may be unable to fulfill its obligations. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. We maintain general liability insurance coverage, including coverage for errors and omissions, however this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on acceptable terms. Further, the insurer could disclaim coverage as to any future claim. In addition, our business is based on establishing the reputation of our services as trustworthy and reliable sources of clinical information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm our reputation and business.

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

Regulation of drug and medical device advertising and promotion.  We provide services involving promotion of prescription and over-the-counter drugs and medical devices. Any increase in regulation of these areas by the FDA, the Federal Trade Commission, or FTC, or other governmental bodies at the federal, state or local level, could make it more difficult for us to contract for certain of our interactive services. Physician groups and others have criticized the FDA’s current policies and have called for restrictions on advertising of prescription drugs and for increased FDA enforcement. In response, the FDA has conducted hearings and sought public comment regarding its regulation of information concerning drugs on the Internet and the relationships between pharmaceutical companies and those disseminating information on drugs. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such marketing and advertising. Our interactive services revenues could be materially reduced by additional restrictions on the marketing or advertising of prescription drugs and medical devices, whether imposed by law or regulation or by policies adopted by industry members.

If the FDA, the FTC or another governmental body finds that any information available on our website or distributed by us violates FDA, FTC or other laws or regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes or other new or existing laws.

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

Legislation relating to payments to physicians.  Recent legislation enacted or pending in several states and enacted at the federal level as part of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These state laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our user network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond if such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians’ willingness to participate in such studies could negatively impact our operating results.

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

Privacy and other consumer protection regulation.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and we employ a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register to obtain our clinical information or participate in our services. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

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

In connection with our planned entry into the EHR market, we have begun to handle personal health information and therefore have become subject to HIPAA’s numerous requirements regarding the handling and use of the information subject to its requirements. The failure to accurately anticipate the application or interpretation of this law as we develop our EHR product or a failure by us to comply with its requirements could create liability for us, result in adverse publicity and negatively affect our business.

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

We may also be required to indemnify our clients and third party service providers for third party products and content that are incorporated into our clinical information if they are found to infringe the intellectual property rights of others. Although many of our third party service providers are obligated to indemnify us if their products infringe the rights of others, such indemnification may not be effective or adequate to protect us or the indemnifying party may be unable to uphold its contractual obligations.

Litigation could be costly for us to defend, distract management’s attention and resources, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products or to obtain licenses to any intellectual property we may be found to infringe. Claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. There can be no assurance that any such litigation can be avoided or successfully concluded.

Our use of “open source” software could adversely affect our ability to sell our products and subject us to possible litigation.

A significant portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software as well as distribute our products that use particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code, however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of certain of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business.

We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services.

Online user privacy is a major concern in both the United States and abroad. The European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use or disclose personal information in the course of commercial activities. We have privacy policies posted with our services that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. United States and international privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our online services and could harm our business. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. Further, we cannot assure you that the privacy policies and other statements on our applications or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. In the conduct of our market research activities outside the United States, we rely upon a third party to identify and recruit respondents for the market research and to comply with the applicable privacy laws in each jurisdiction in which it operates. If this third party failed to comply with such laws, it could affect its ability to continue to support our business or negatively affect our reputation.

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

Although the substantial majority of our users are located in the United States, we currently have users in numerous other countries. We are, or may become, subject to the risks of conducting business internationally, including:

·                                     unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

·            exposure to a broader, more diverse set of regulations;

·                                     more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

·            changes in a specific country’s or region’s political or economic conditions;

·            unfavorable currency exchange rates;

·            exposure to competitors who are more familiar with local markets;

·            limited or unfavorable intellectual property protection; and

·            restrictions on repatriation of earnings.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2011, and potentially our independent registered public accounting firm beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2012. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal control from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on the trading price for our common stock, and could adversely affect our ability to access the capital markets.

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

If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe to be strategic, such as our recent acquisition of Modality, Inc. We do not have significant experience in acquisitions and investments in other companies, and our acquisition of Modality exposes us, and if we acquire or invest in additional companies, assets or technologies, we will be further exposed, to a number of risks, including:

·                  we may find that the acquired company, asset or technology does not further our business strategy, that we overpaid for the company, asset or technology or that the economic conditions underlying our acquisition decision have changed;

·                  we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

·                  our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

·                  we may encounter difficulty entering and competing in new product or geographic markets, and we may face increased competition, including price competition or intellectual property litigation; and

·                  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

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

Prior to our initial public offering on February 2, 2011, there had been no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

·                  quarterly variations in our operating results, or the operating results of our competitors;

·                  the timing of revenue recognition;

·                  the volume and timing of orders from our clients and users;

·                  the announcement of new products or service enhancements by us or our competitors;

·                  announcements related to litigation;

·                  changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

·                  the depth and liquidity of the market for our common stock;

·                  changing legal or regulatory requirements;

·                  developments in our industry or the medical or pharmaceutical industries generally; and

·                  general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of our management’s attention from our business.

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

If our stockholders sell substantial amounts of our common stock in the public market or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline. As of April 30, 2011, we had 23,403,383 shares of common stock outstanding. All of the 5,360,000 shares offered in our initial public offering and the 804,000 shares offered upon the exercise of the overallotment option, both of which closed on February 7, 2011, will be freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). Of the remaining shares outstanding, 17,222,877 shares may be sold pursuant to Rule 144 and 701 upon the expiration of lock-up agreements that expire 180 days after the date of our initial public offering unless otherwise extended or waived.

Existing stockholders holding an aggregate of 12,337,300 shares of common stock, including 16,540 shares of common stock issuable upon the exercise of an outstanding warrant, will have rights, subject to some conditions, that permit them to require us to file a registration statement with the SEC or include their shares in registration statements that we may file for ourselves or other stockholders. If we register the sale of their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market. On March 17, 2011, we registered an additional 7,455,263 shares of common stock for issuance under our stock plans. As of April 30, 2011, 6,227,108 shares were subject to outstanding options, with a weighted average exercise price of $10.03 per share, of which 3,601,367 shares were vested. In addition, 155,353 shares were subject to outstanding restricted stock units, of which 19,650 shares were vested. These shares can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of April 30, 2011, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 51.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We have broad discretion in the use of proceeds of our initial public offering for working capital and general corporate purposes.

The net proceeds of our initial public offering of $62.2 million which closed on February 7, 2011 (including proceeds from the exercise of the overallotment option) were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes. Other than the repayment of cumulative dividends, we have not determined the specific allocation of the net proceeds of our initial public offering. Our management will have broad discretion over the use and investment of the net proceeds of our initial public, and accordingly investors will need to rely upon the judgment of our management with respect to the use of proceeds, with only limited information concerning management’s specific intentions. Our management may spend a portion or all of the net proceeds from this offering in ways that our stockholders may not desire or that may not yield a favorable return. The failure of our management to apply the net proceeds of our initial public offering effectively could harm our business, financial condition and results of operations.

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

In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws which became effective upon completion of our initial public offering on February 7, 2011 contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions, to be set forth in our amended and restated certificate of incorporation or amended and restated bylaws that became effective upon the completion of our initial public offering on February 7, 2011, include:

·                  our board of directors will be authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

·                  advance notice will be required of stockholders to nominate candidates to serve on our board of directors or to propose matters that can be acted upon at stockholder meetings;

·                  stockholder action by written consent will be prohibited;

·                  special meetings of the stockholders will be permitted to be called only by a majority of our board of directors, the chairman of our board of directors or our chief executive officer;

·                  stockholders will not be permitted to cumulate their votes for the election of directors;

·                  newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors, even though less than a quorum is then in office;

·                  our board of directors will be expressly authorized to modify, alter or repeal our amended and restated bylaws; and

·                  stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least two-thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2011, we granted options in unregistered transactions to purchase an aggregate of 38,981 shares of common stock at a weighted average exercise price of $15.00 per share to our employees. During such period, options were exercised in unregistered transactions to purchase 43,008 shares for cash consideration in the aggregate amount of $76,993. During the three months ended March 31, 2011, we did not award any restricted stock units in unregistered transactions to our employees. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation. Shares of common stock to be issued pursuant to awards (including options) under our equity incentive plans were registered on our Registration Statement on Form S-8 filed with the SEC on March 17, 2011.

Use of Proceeds

On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our initial public offering. As a result of our initial public offering and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our initial public offering of approximately $3.0 million. The net proceeds were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epocrates, Inc.

By:	/s/ ROSEMARY A. CRANE	By:	/s/ PATRICK D. SPANGLER
	Rosemary A. Crane,		Patrick D. Spangler,
	President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 12, 2011

Exhibit index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2(2)	Amended and Restated Bylaws.

4.1†	Specimen common stock certificate.

4.2†	Form of Warrant to purchase Series B convertible preferred stock.

10.1(3)	Cash Compensation Arrangements with Named Executive Officers.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)                                  Filed as the Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Reg. No. 001-35062), and incorporated herein by reference.

(2)                                  Filed as the Exhibit 3.4 to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 16, 2010 (Reg. No. 333-168176), and incorporated herein by reference.

(3)                                  As described in Item 5.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011 (Reg. No. 001-35062), and incorporated herein by reference.