Form 10-Q
period 2011-06-30
EPOCRATES INC
filed 2011-08-12
CIK 1096738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of July 31, 2011 was 23,530,255

EPOCRATES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(in thousands, except per share data)

	December 31,	June 30,
	2010	2011
	(1)
Assets
Current assets
Cash and cash equivalents	$35,987	$62,920
Short-term investments	18,697	18,375
Accounts receivable, net of allowance for doubtful accounts of $141 and $410, respectively	21,101	19,035
Deferred tax asset	4,971	4,971
Prepaid expenses and other current assets	3,548	3,484
Total current assets	84,304	108,785
Property and equipment, net	8,757	12,440
Deferred tax asset, long-term	779	779
Goodwill	19,079	19,079
Other intangible assets, net	11,438	9,379
Other assets	2,859	353
Total assets	$127,216	$150,815
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,635	$2,008
Deferred revenue	46,164	47,720
Other accrued liabilities	9,251	6,587
Total current liabilities	59,050	56,315
Deferred revenue, less current portion	8,732	7,892
Contingent consideration	15,016	2,071
Other liabilities	1,913	2,086
Total liabilities	84,711	68,364
Commitments and contingencies (Note 8)
Mandatorily redeemable convertible preferred stock $0.001 par value; 15,304 shares authorized; 13,142 and 0 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively; (aggregate liquidation preference of $73,373 and $0 at December 31, 2010 and June 30, 2011, respectively)	73,342	—
Stockholders’ equity (deficit)
Preferred stock: $0.001 par value;10,000 shares authorized; no shares issued and outstanding at June 30, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 7,802 and 23,427 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	8	23
Additional paid-in capital	11,911	122,916
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(42,755)	(40,488)
Total stockholders’ equity (deficit)	(30,837)	82,451
Total liabilities, mandatorily redeemable convertible preferred stock, and stockholders’ equity (deficit)	$127,216	$150,815

(1)          Amounts as of December 31, 2010 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Subscription revenues	$5,796	$6,094	$11,550	$12,303
Interactive services revenues	19,481	21,766	38,063	44,734
Total revenues, net	25,277	27,860	49,613	57,037

Cost of subscription revenues	1,574	1,800	3,379	3,843
Cost of interactive services revenues	6,162	7,968	11,609	15,315
Total cost of revenues(1)	7,736	9,768	14,988	19,158
Gross profit	17,541	18,092	34,625	37,879

Operating expenses(1):
Sales and marketing	7,554	7,600	14,392	15,911
Research and development	4,865	5,212	9,384	11,557
General and administrative	3,925	5,908	7,950	12,167
Facilities exit costs	—	58	—	618
Gain on settlement and change in fair value of contingent consideration	(569)	(6,375)	645	(6,074)
Total operating expenses	15,775	12,403	32,371	34,179
Income from operations	1,766	5,689	2,254	3,700
Interest income	28	23	48	51
Interest expense	—	—	(214)	—
Other income (expense), net	—	177	2	179
Gain on sale-leaseback of building	1,689	—	1,689	—
Income before income taxes	3,483	5,889	3,779	3,930
Provision for income taxes	(2,721)	(2,496)	(2,991)	(1,663)
Net income	762	3,393	788	2,267

Net income (loss) attributable to common stockholders- basic and diluted	$(119)	$3,393	$(974)	$1,973

Net income (loss) per common share attributable to common stockholders - basic	$(0.02)	$0.14	$(0.13)	$0.10
Net income (loss) per common share attributable to common stockholders - diluted	$(0.02)	$0.13	$(0.13)	$0.09

Weighted average common shares outstanding- basic	7,524	23,411	7,470	20,641
Weighted average common shares outstanding- diluted	7,524	25,838	7,470	23,006

(1)                                  Includes stock-based compensation of the following amounts:

Cost of Revenues	$81	$44	$150	$151
Sales and marketing	546	370	941	1,117
Research and development	367	139	726	530
General and administrative	608	970	1,318	2,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$788	$2,267
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,135	4,330
Depreciation and amortization	1,437	2,024
Amortization of intangible assets	25	2,059
Loss on write-off of property and equipment	—	99
Allowance for doubtful accounts and sales returns reserve	96	270
Change in carrying value of preferred stock liability	6	—
Facilities exit costs	—	618
Gain on sale-lease back of building	(1,689)	—
Gain on settlement and change in fair value of contingent consideration	645	(6,074)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	760	1,796
Deferred tax asset, current and noncurrent	2,966	—
Prepaid expenses and other assets	237	695
Accounts payable	(267)	(1,627)
Deferred revenue	(2,324)	716
Other accrued liabilities and other payables	1,608	(2,606)
Net cash provided by operating activities	7,423	4,567
Cash flows from investing activities:
Purchase of property and equipment	(2,344)	(6,028)
Business acquisitions	(850)	—
Purchase of short-term investments	(17,062)	(13,727)
Sale of short-term investments	1,797	500
Maturity of short-term investments	850	13,400
Net cash used in investing activities	(17,609)	(5,855)
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,189
Payment and settlement of contingent consideration	—	(6,871)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)
Acquisition of common stock	(2,122)	—
Proceeds from exercise of common stock options	1,074	489
Net cash provided by (used in) financing activities	(1,048)	28,221
Net increase (decrease) in cash and cash equivalents	(11,234)	26,933
Cash and cash equivalents at beginning of period	60,895	35,987
Cash and cash equivalents at end of period	$49,661	$62,920
Supplemental Disclosures:
Cash paid for income taxes	$19	$560
Cash paid for interest	214	—
Non-Cash Investing and Financing Activities:
Retirement of treasury stock	1,877	—
Unrealized loss on available-for-sale securities, net of tax effect	(2)	—
Unpaid accrued dividend on Series B mandatorily redeemable convertible preferred stock	1,420	—
Accrued purchases of property and equipment and other assets	510	543
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Reclassification of costs of issuance of common stock to stockholders’ equity	—	2,025
Contingent consideration recorded in connection with business acquisitions	14,750	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Summary of Significant Accounting Policies

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

Initial Public Offering (“IPO”)

On February 1, 2011, the Company’s registration statement on Form S-1 (File No. 333-168176) was declared effective for its initial public offering (“IPO”) pursuant to which it registered the offering and sale of 5,360,000 shares of common stock at a public offering price of $16.00 per share and an aggregate offering price of $85.8 million, of which 3,574,285 shares were sold by the Company for an aggregate offering price of $57.2 million, and 1,785,715 shares were sold by the selling stockholders for an aggregate offering price of $28.6 million. On February 3, 2011, the overallotment option of 804,000 shares was exercised at a price of $16.00 per share for an aggregate of $12.9 million, all of which were sold by the Company, and the offering was completed with all of the shares subject to the registration statement having been sold.

As a result of the Company’s initial public offering and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other costs associated with its initial public offering of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, or fiscal year 2010, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at June 30, 2011, its condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2011, and its condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or any other future period.

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

The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company’s professional portfolio managers adhere to this investment policy as approved by the Company’s board of directors. Cash and cash equivalents and short term investments are deposited at financial institutions or invested in securities that management believes are of high credit quality.

The Company’s accounts receivable are derived from customers located principally in the United States. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers. The Company has not experienced significant credit losses from its accounts receivable.

The Company’s revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There was one customer that accounted for more than 10% net accounts receivable at June 30, 2011. For the three and six months ended June 30, 2010 and 2011, no single customer accounted for more than 10% of total revenues, net.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected.  For the three and six months ended June 30, 2011, the Company has capitalized software development costs of approximately $1.7 million and $ 2.1 million, respectively, relating to the electronic health record (EHR) solution for which technological feasibility was established in the first quarter of 2011.  Prior to the first quarter of 2011, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale. Thus, the Company had historically expensed all software development costs as incurred.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended June 30, 2010 and June 30, 2011, the Company capitalized $0.6 million and $0.9 million, respectively, of software development costs related to software for internal use and website development costs. For the six months ended June 30, 2010 and 2011, the Company capitalized $1.2 million and $1.7 million of software development costs related to software for internal use and website development costs. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.3 million and $0.6 million for the three months ended June 30, 2010 and 2011, respectively. Amortization of software developed for internal use was $0.6 million and $1.2 million for the six months ended June 30, 2010 and 2011, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company recorded a charge of approximately $0.6 million in the six months ended June 30, 2011 relating to facilities exit costs. The Company vacated the East Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non cancellable lease with the landlord, which does not expire until the end of fiscal 2012. The Company would therefore be liable to make monthly lease rentals under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property.

Gain on Sale-Leaseback of Building

In April 2007, the Company began a build-out of an existing office space which became the Company’s San Mateo facility. From April 2007 through September 2007, the Company incurred $4.0 million in construction costs. Per the terms of the lease with the sublandlord of the property, the sublandlord would reimburse up to $2.7 million of these construction costs.

When the Company signed the lease, the construction of the space that was leased was unfinished. The Company concluded that under GAAP, it should be considered the owner of the construction project as the Company was responsible for any cost overruns to make the building ready for occupancy and was also responsible for paying directly any cost of the project other than normal tenant improvements.  Therefore, the Company capitalized the fair value of the unfinished portion of the building that it occupied with a corresponding credit to financing liability pursuant to the financing method under GAAP.

Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting under GAAP because of a provision in the lease which constituted continuing involvement. Therefore, the Company expected the building to remain on its books until the earlier of the end of the lease or until the Company no longer has continuing involvement. Interest expense on the financing obligation was recorded over the term of the obligation.

In April 2010, the Company modified the terms of the building lease and the revised lease terms, which allowed the Company to qualify for sale-leaseback accounting and to begin accounting for the lease as an operating lease. In connection with the sale-leaseback of the building the Company wrote off the remaining asset value of the building, related accumulated depreciation and the financing liability. As a result, the Company recorded a gain on sale-leaseback of $1.7 million.

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

In 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this guidance upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on the Company’s financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this guidance upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company’s financial position or results of operations.

2. Net Income (Loss) Per Share

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

For periods prior to conversion of all of the Company’s outstanding convertible preferred stock, net income (loss) per share information was also computed using the two-class method. Under the two-class method, basic income (loss) per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase.  Net income (loss) attributable to common stockholders is calculated as net income (loss) less the Preferred Stock dividend for the period less the amount of net income (if any) allocated to preferred based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period. Diluted income per share gives effect to the dilutive impact of potentially dilutive securities, which consists of convertible preferred stock, stock options, restricted stock units and warrants. The dilutive effect of outstanding stock options, warrants and restricted stock units is computed using the treasury stock method. The computation of diluted income per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Numerator:
Net income	$762	$3,393	$788	$2,267
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	881	—	1,762	294
Less: Allocation of net income to participating preferred shares	—	—	—	—
Numerator for basic calculation	(119)	3,393	(974)	1,973
Undistributed earnings re-allocated to common stockholders	—	—	—	—
Numerator for diluted calculation	$(119)	$3,393	$(974)	$1,973
Denominator:
Denominator for basic calculation, weighted average number number of common shares outstanding	7,524	23,411	7,470	20,641
Dilutive effect of options using treasury stock method	—	2,427	—	2,365

Denominator for diluted calculation	7,524	25,838	7,470	23,006
Net income (loss) per share
Basic net income (loss) per common share attributable to common stockholders	$(0.02)	$0.14	$(0.13)	$0.10
Diluted net income (loss) per common share attributable to common stockholders	$(0.02)	$0.13	$(0.13)	$0.09

For the three and six months ended June 30, 2010 and 2011, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Weighted average Series B preferred stock warrants	17	—	17	3
Weighted average outstanding unexercised options and restricted stock units	5,582	118	5,714	79
Weighted average mandatorily redeemable convertible preferred stock	11,089	—	11,089	1,961
Total weighted average anti-dilutive shares	16,688	118	16,820	2,043

3. Fair Value Measurements

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011 and the basis of that measurement (in thousands):

As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents	$35,987	$34,853	$1,134	$—
Short- term investments (See Note 4):
Obligations of U.S. government agencies	10,029	—	10,029	—
Obligations of U.S. corporations	3,354	—	3,354	—
Obligations of Non-U.S. corporations	2,114	—	2,114	—
Bank certificates of deposit	3,200	—	3,200	—
Total short-term investments	18,697	—	18,697	—

TOTAL FINANCIAL ASSETS	$54,684	$34,853	$19,831	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 5)	15,016	—	—	15,016
Preferred Stock Warrant (See Note 10)	140	—	—	140

TOTAL FINANCIAL LIABILITIES	$15,156	$—	$—	$15,156

As of June 30, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents	$62,920	$62,920	$—	$—
Short- term investments (See Note 4):
Obligations of U.S. government agencies	3,950	—	3,950	—
Obligations of U.S. corporations	4,589	—	4,589	—
Obligations of Non-U.S. corporations	3,454	—	3,454	—
Bank certificates of deposit	6,382	—	6,382	—
Total short-term investments	18,375	—	18,375	—

TOTAL FINANCIAL ASSETS	$81,295	$62,920	$18,375	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 5)	2,071	—	—	2,071

TOTAL FINANCIAL LIABILITIES	$2,071	$—	$—	$2,071

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (see Note 10) and contingent consideration (see Note 5) represents fair value.

During the three and six months ended June 30, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments. There were no transfers in and out of Level 3 fair value instruments. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis at June 30, 2011(in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Acquisition –Related Contingent Consideration	Preferred Stock Warrant
Balance at January 1, 2011	$15,016	$140
Purchases, issuances and settlements	(6,871)	(140)
Total gains or losses included in earnings	(6,074)	—
Balance at June 30, 2011	$2,071	—

4. Short-Term Investments

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

The Company determines the fair value amounts by using available market information. As of December 31, 2010 and June 30, 2011, the average portfolio duration was less than one year and the contractual maturity of any single investment did not exceed 24 months.

All short-term investments, except for the money market funds, as of December 31, 2010 and June 30, 2011 are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

As of December 31, 2010, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
Obligations of U.S. government agencies	$10,562	$2	$(2)	$10,562
Obligations of U.S. corporations	3,955	2	(2)	3,955
Obligations of Non-U.S. corporations	2,114	—	—	2,114
Bank certificates of deposit	3,200	—	—	3,200
Money market funds	24,177	—	—	24,177
	$44,008	$4	$(4)	$44,008
Amounts included in cash and cash equivalents	$25,311	$—	$—	$25,311
Amounts included in short-term investments	18,697	4	(4)	18,697
	$44,008	$4	$(4)	$44,008

As of June 30, 2011, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
Obligations of U.S. government agencies	$3,950	$—	$—	$3,950
Obligations of U.S. corporations	4,590	—	(1)	4,589
Obligations of Non-U.S. corporations	3,454	—	—	3,454
Bank certificates of deposit	6,380	3	(1)	6,382
Money market funds	26,465	—	—	26,465
	$44,839	$3	$(2)	$44,840
Amounts included in cash and cash equivalents	$26,465	$—	$—	$26,465
Amounts included in short-term investments	18,374	3	(2)	18,375
	$44,839	$3	$(2)	$44,840

As of December 31, 2010 and June 30, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Money market funds are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Available for sale securities, measured at fair value using Level 2 inputs, are primarily comprised of obligations of U.S. government agencies, U.S. and Non-U.S. corporations and bank certificate of deposits. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

5. Acquisitions

Acquisition of Modality, Inc. - On November 12, 2010, the Company acquired 100% of the outstanding stock of Modality, Inc., in exchange for $13.8 million in cash. The Company acquired Modality for its current applications for the Apple iPod touch and Apple iPhone as well as its existing processes in place to develop additional applications.

Acquisition of MedCafe, Inc. - On February 1, 2010, the Company acquired certain intangible assets of MedCafe, Inc., a Delaware corporation, in exchange for $0.9 million in cash. The Company acquired MedCafe to allow it to expand the information it provides its users. In addition, the seller had the potential to earn additional amounts (“contingent consideration”) based on the operating results of the MedCafe product line. The Company recorded $14.8 million in earn out consideration on the acquisition date based on its estimate of the operating results of the MedCafe product line through March 2014. The contingent consideration liability is re-measured using Level 3 inputs and carried at its fair value, with changes in fair value recorded in operating expenses.

In April 2011, the Company paid approximately $0.5 million towards the first installment of the earn out consideration. In June 2011, the Company entered into an agreement with the sellers of MedCafe, Inc. to settle the earn out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011, which has been recorded under “Gain on settlement and change in fair value of contingent consideration”  in the condensed consolidated statements of operations.

The following table summarizes the purchase price allocations in connection with acquisitions completed in 2010 (in thousands):

	Modality, Inc.	MedCafe, Inc.

Net liabilities acquired	$(789)	$—
Technology	5,500	5,760
Customer relationships	—	30
Trademarks and tradename	—	40
Non-compete agreement	700	150
Goodwill	8,339	9,620
	$13,750	$15,600

The following table presents selected financial data assuming the acquisitions in 2010 had occurred on January 1, 2010 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Total revenues, net	$25,766	$50,593
Net loss	$(58)	$(867)
Net loss per common share—basic	$(0.12)	$(0.35)
Net loss per common share—diluted	$(0.12)	$(0.35)

Contingent consideration of Caretools, Inc. — In connection with the acquisition of Caretools, Inc. on June 23, 2009, the Company had recorded as contingent consideration of $1.3 million on the acquisition date. This contingent consideration was calculated based on an estimate of royalty on revenue generated from sales of product developed incorporating Caretools’ technology. As of June 30, 2011, the fair value of this contingent consideration liability is $2.1 million.

The Company re-measured the fair value of the liability as of June 30, 2011 and recorded an increase in the contingent consideration expense of approximately $0.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2011, the Company recorded a decrease in the fair value of contingent consideration liability of approximately $0.1 million. The change in the fair value of the contingent consideration was due primarily to changes in the discount periods and estimates of revenues to be derived from the acquired technologies of Caretools, Inc and was calculated using Level 3 inputs.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill were as follows (in thousands):

Total
Balance at December 31, 2010	$19,079
Additions	—
Balance at June 30, 2011	$19,079

Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2010			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$11,780	$1,189	$10,591	$11,780	$3,066	$8,714
Customer relationships	60	15	45	60	30	30
Trademarks and trade name	50	10	40	50	20	30
Non-compete agreement	870	108	762	870	265	605
	$12,760	$1,322	$11,438	$12,760	$3,381	$9,379

Amortization of intangible assets was $15,834 and $1.0 million for the three months ended June 30, 2010 and June 30, 2011, respectively and $24,167 and $2.1 million for the six months ended June 30, 2010 and June 30, 2011, respectively. Amortization of the acquired intangible assets is reflected in costs of revenue.

Estimated amounts that will be amortized related to purchased intangibles as of June 30 2011, are as follows (in thousands):

2011 (remaining)	$2,122
2012	4,193
2013	2,955
2014	109
$9,379

7. Income Taxes

For the three months ended June 30, 2010 and 2011, the Company recorded an income tax provision of approximately $2.7 million and $2.5 million, respectively. The Company recorded an income tax provision of $3.0 million and $1.7 million for the six months ended June 30, 2010 and June 30, 2011, respectively. The income tax provision recorded during the three and six months ended June 30, 2010 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation and changes in state tax rates. The income tax provision recorded during the three and six months ended June 30, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

As of June 30, 2011, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

8. Commitments and Contingencies

Operating Lease

Rent expense for the three months ended June 30, 2010 and 2011 was $0.5 million and $0.6 million, respectively. Rent expense for the six months ended June 30, 2010 and 2011 was $0.6 million and $1.3 million, respectively

The Company leases two office spaces in New Jersey, one in San Mateo, California, and one in Durham, North Carolina under non-cancelable operating leases, which expire in December 2012, March 2014, December 2014, and September 2012, respectively. Future minimum lease payments under these leases as of June 30, 2011 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2011 (remaining 6 months)	1,377
2012	2,775
2013	2,424
2014	1,795
$8,371

Minimum Royalty and Content License Fee Commitments

The Company’s royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred. Actual royalty expense under such royalty agreements was $0.8 million and $0.9 million for the three months ended June 30, 2010 and 2011, respectively and $1.7 million and $2.0 million for the six months ended June 30, 2010 and 2011, respectively.

Future minimum payments under various royalty and license fee agreements with vendors as of June 30, 2011 are as follows (in thousands):

Years Ending December 31,	Royalty and Content License Fee Commitments
2011(remaining 6 months)	2,304
2012	822
2013	625
$3,751

Other Commitments

The Company has contracted with a consulting firm to provide product development and content development work. The Company was committed to pay $50,000 per month from February 2010 through January 2011, $43,000 for the month of February 2011 and $36,000 from March 2011 through December 2013 under this arrangement.

The Company has a reseller partner agreement with a vendor related to the new Electronic Health Records (“EHR”) product. The contract is for a period of one year and the minimum annual commitment under the contract is $135,000.

Subscription Cancellation Reserve

If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company will provide a full refund. Refunds made by the Company under this obligation have not been material during all periods presented and have been within management’s expectations. The Company maintains a reserve for estimated future returns based on historical data. The provision for estimated future returns is included in other accrued liabilities.

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or June 30, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or June 30, 2011.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. Equity Award Plans and Stock-Based Compensation

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

The following table summarizes all stock based compensation expense for the three and six months ended June 30, 2010 and June 30, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Employee stock-based compensation expense	$1,330	1,641	$2,863	3,936
Stock-based compensation associated with outstanding repriced options	272	(118)	272	394
Total stock-based compensation	$1,602	$1,523	$3,135	$4,330

Included in the employee stock-based compensation expense is a charge of approximately $0.5 million relating to modification of the terms of the stock options held by certain directors who have resigned from the board of directors during the six months ended June 30, 2011.

The Company uses the Black Scholes option pricing model to estimate the fair value of options and restricted stock units. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Dividend yield	—	—	—	—
Expected volatility	52%	51%	52%	51%
Risk-free interest rate	2.3%	1.87%	2.3%	1.87%-2.14%
Expected life of options (in years)	4.5	5.0	4.5	4.75-5.0
Weighted-average grant-date fair value	—	$9.47	$3.58	$9.18

10. Stockholders’ Equity (Deficit)

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

Preferred Stock

Prior to the closing of the IPO, the Company had outstanding three series of convertible preferred stock. Upon the consummation of the IPO, the outstanding shares of preferred stock were converted into an aggregate of 11,089,201 shares of common stock. At June 30, 2011, the Company had no preferred shares outstanding. From the proceeds of the IPO, aggregate cumulative dividends to the holders of the Company’s Series B preferred stock were paid in full, in the amount of approximately $29.6 million.

In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. The Company recorded a reduction to general and administrative expense of $7,704 and $0 for the three months ended June 30, 2010 and 2011 respectively, and $ 7,844 and $0 for the six months ended June 30, 2010 and 2011, respectively, to reflect a change in the fair value of these outstanding warrants. Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity (deficit).

Comprehensive Income

The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2010 and 2011(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net Income	$762	3,393	$788	2,267
Unrealized gain (loss) on available for sale securities	(1)	1	(2)	1
Comprehensive income	$761	$3,394	$786	$2,268

11. Balance Sheet Components

The following table shows the components of prepaid expenses and other current assets as of December 31, 2010 and June 30, 2011 (in thousands):

	December 31,	June 30,
	2010	2011
Prepaid expenses	$3,060	$2,699
Other current assets	488	785
	$3,548	$3,484

The following table shows the components of other accrued liabilities as of December 31, 2010 and June 30, 2011 (in thousands):

	December 31,	June 30,
	2010	2011
Accrued employee compensation	$4,400	$1,137
Accrued market research honoraria	1,166	1,340
Accrued royalties payable	1,063	1,090
Other accrued expenses	2,622	3,020
	$9,251	$6,587

12. Segment Information

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

The Company presents its segment information along the same lines that its Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company does not allocate certain expenses to its segments such as stock based compensation and certain general and administrative, marketing, and research and development expenses that benefit both segments. These costs are reported as corporate expenses. The following table summarizes the Company’s operating results by operating segment for the three months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$25,277	—	$25,277	27,860	—	$27,860
Income (loss) from operations	10,642	(1,905)	8,737	14,509	(1,339)	13,170
Unallocated items:
Stock based compensation			(1,602)			(1,523)
Facilities exit costs			—			(58)
Other unallocated corporate costs			(5,369)			(5,900)
Income from operations, as reported			1,766			5,689
Interest income			28			23
Interest expense			—			—
Other income (expense), net			—			177
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			3,483			5,889

The following table summarizes the Company’s operating results by operating segment for the six months ended June 30, 2010 and 2011 (in thousands):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$49,613	—	$49,613	$57,037	—	$57,037
Income (loss) from operations	20,185	(4,153)	16,032	24,531	(3,650)	20,881
Unallocated items:
Stock based compensation			(3,135)			(4,330)
Facilities exit costs			—			(618)
Other unallocated corporate costs			(10,643)			(12,233)
Income from operations, as reported			2,254			3,700
Interest income			48			51
Interest expense			(214)			—
Other income (expense), net			2			179
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			3,779			3,930

The CODM does not review asset information on a segment basis.

13. Related Party Transactions

The Company recorded revenue from two advertising agencies whose parent company’s chief executive officer is a member of the Company’s board of directors. The Company recorded revenue from these entities of approximately $0.5  million and $1.1 million for the three months ended June 30, 2010 and 2011, respectively and $1.0 million and $2.2 million for the six months ended June 30, 2010 and 2011, respectively. There were accounts receivable from this entity of approximately $2.4 million and $1.4 million as of December 31, 2010 and June 30, 2011, respectively.

The Company recorded revenue from an affiliate of an investment banking firm which has a material investment in the Company. The Company recorded revenue from this entity of $42,756 and $58,136 for the three months ended June 30, 2010 and 2011, respectively and $84,638 and $93,333 for the six months ended June 30, 2010 and 2011, respectively. There were accounts receivables of $25,000 and $0 from this entity as of December 31, 2010 and June 30, 2011. The Company also paid fees for customer referrals to this firm of $14,650 and $38,854 for the three months ended June 30, 2010 and 2011, respectively, and $31,547 and $47,854 for the six months ended June 30, 2010 and 2011, respectively. There was $31,907 and $0 of accounts payable to this entity as of December 31, 2010 and June 30, 2011, respectively.

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

Business overview

Epocrates is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, our products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. As of June 30, 2011, our user network consisted of over 1.3 million healthcare professionals, including approximately 328,000, or over 45% of, U.S. physicians. We offer our products on all major U.S. mobile platforms including Apple (iPhone, iPod touch and, with respect to most of our products, iPad), Android, BlackBerry, Palm and Windows Mobile devices. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and over 350 individual pharmaceutical brands.

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

We are in the beginning stages of launching several new interactive services products such as SmartSite and Epocrates App Network. A SmartSite is a website that hosts current and relevant promotional content and applications, as developed or provided by a pharmaceutical client. Through the Epocrates App Network we will develop customized medical applications on the iPhone and iPad and distribute them to our user network.

We have developed an affordable, easy-to-use electronic health records, or EHR, product that will serve the needs of solo and small group practices and will allow users to qualify for subsidies under the HITECH Act. We believe our experience developing information technology tools used at the point of care by physicians provides us the insight and experience to deliver a product that physicians will find easy to learn and use. In July 2011, we announced the launch of the EHR product.

Recent developments

In July 2011, we announced the first phase of availability for the Epocrates® EHR mobile and web-based EHR product. In this phase, we introduced the core functionalities that meet the distinct needs of primary care practices with 10 or fewer physicians, which include an intuitive user interface, affordable cost structure, and comprehensive support and service program. Optimized for easy integration into small practice settings, the Epocrates EHR solution is a secure, web-based Software as a Service (“SaaS”) system featuring core capabilities, including patient encounter notes, electronic lab integration, ePrescribing, and Epocrates’ market-leading drug content. To accommodate the mobile and on-call demands of physicians, we are also offering a native Apple iPhone® app that supports remote patient record look-up and schedule access, as well as ePrescribing capabilities.

In April 2011, we launched a new mobile drug sampling service, Epocrates® Mobile Sample Closet. This new service provides pharmaceutical companies the ability to provide custom sample offers to US physicians, who are members of Epocrates’ network, via their mobile devices. In addition to drug samples, sponsoring companies may provide physicians with access to patient starter kits, vouchers and educational materials.

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

Financial operations overview

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. For the three months ended June 30, 2011, we recorded total net revenues of $27.9 million, a 10% increase from the three months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded total net revenues of $57.0 million, a 15% increase from the six month ended June 30, 2010.

The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year. We expect this trend to continue in 2011 and beyond.

Also due to the adoption of new revenue recognition guidance in 2009, we are able to recognize revenue in a manner that more closely matches delivery of the contracted services. Prior to the adoption of the new guidance, in cases where we were not able to establish fair value for the undelivered elements in a bundled arrangement, we were required to defer the entire fee and recognize it over the period of delivery of the last undelivered element. Revenue on contracts signed prior to the adoption of the new revenue recognition guidance on January 1, 2009 is deferred until all items in the contracts have been fully delivered. In addition with respect to our pharma revenue, there are two factors which are impacting the timing of revenue growth. Due to the expanding regulatory queues, we are experiencing delays in the launch of DocAlert® messages. For our newer products, the time between contract signing and revenue recognition is taking longer than expected due to the size and complexity of launches. These factors impacted our second quarter revenue and are expected to continue to affect the timing of our net sales for the remainder of the year.

As of June 30, 2011, our worldwide user network consisted of over 1.3 million healthcare professionals. Maintaining this large user network of U.S. physicians is important because it will be a key driver of interactive services revenue growth over the long term. The number of users who are U.S. physicians increased approximately 9%, from approximately 300,000 at June 30, 2010 to approximately 328,000 at June 30, 2011. This high growth rate was largely due to rapid iPhone adoption by physicians and to a lesser extent Android adoption by physicians. We expect our network of users to continue to increase, but at a lower rate.

The majority of healthcare professionals in our network use our free products. Users who paid for a subscription represented 9% and 11% of total active users as of June 30, 2010 and 2011, respectively. We continue to enhance the clinical functionality of our free services by adding new content and features that are currently only available with our premium products. As part of our strategy to leverage our network of users to generate high margin revenue streams from healthcare industry clients, we plan to devote significant resources to expanding our free product offerings and more actively focus our marketing efforts on increasing awareness and adoption of our free products and services. We expect paid users to continue to represent a decreasing percentage of total active users. As a result, we expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

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

Currently, our customer base is located almost entirely within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There was one customer that accounted for more than 10% net accounts receivable at June 30, 2011. For the three and six months ended June 30, 2010 and 2011, no single customer accounted for more than 10% of net revenue.

Our operating expenses, excluding the gain on settlement and change in fair value of contingent consideration, have increased both in absolute dollars and as a percentage of revenue due primarily to a significant investment in our EHR product and other new interactive services products.  We expect that research and development and sales and marketing expenses will increase the latter half of 2011 as we continue to enhance our EHR product, develop and release other new interactive service offerings and increase our overall marketing efforts for these new products. In the first half of 2011, there were several one-time charges that resulted in an increase in the general and administrative expenses. We expect that general and administrative expenses will decrease in the latter half of 2011.

On an annual fiscal year basis, we have generated positive cash flow from operations since the year ended December 31, 2003. Total cash, cash equivalents and short-term investments increased from $54.7 million at December 31, 2010 to $81.3 million at June 30, 2011. The increase was primarily due to proceeds from our IPO, net of issuance costs and cash generated from operations, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock, increase in capital expenditures in the form of capitalized software development costs and payment of the earn out liability associated with our 2010 acquisition of MedCafe, Inc. Our users pay for one year of our premium subscriptions up front. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered. Because a significant amount of cash is collected near the beginning of the contract, we have generated strong cash flow from operations relative to revenue recognized. This trend is expected to continue but become less pronounced due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services.

We invested significant development and marketing resources during fiscal 2010 to develop and deliver new products and we have and expect to continue to invest significant resources in 2011. Specifically, we have recorded $1.3 million and $3.8 million in sales and marketing and research and development expenses, related to the EHR product during the three and six months ended June 30, 2011, respectively.  This investment of resources has caused our operating margins to decrease in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

We expect our EHR product to generate revenue in the latter half of 2011. However, the market for such products is competitive and we have limited experience in that market. Several of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. Even if our product meets the requirements of meaningful use as defined by American Recovery and Reinvestment Act of 2009, and is certified as such, we may be too late to the market to compete for the growing number of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. In addition, numerous other factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder customer acceptance of the product. Our revenue estimates for our EHR product may not materialize which could result in an impairment of goodwill related to the EHR reporting unit of up to $1.1 million.

In June 2011, we entered into an agreement with the sellers of MedCafe, Inc. to settle the earn out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011. We continue to have approximately $2.1 million of earn-out liability associated with our 2009 acquisition of Caretools, Inc. We carry the contingent consideration at fair value with any changes in fair value of the contingent consideration recorded in operating income. Management estimates the fair value of contingent consideration each quarter based on its most recent financial forecast. To the extent our forecast increases, the fair value of the contingent consideration will increase with the change in fair value recorded to operating expense. Conversely, to the extent our forecast decreases, the fair value of the contingent consideration will decrease with the change in fair value recorded as a reduction in operating expense. With the settlement of the MedCafe, Inc. earn out liability, our future operating results may be subject to a significantly lower level degree of fluctuation.

Our operating results will be subject to fluctuations due to variable accounting resulting from re-pricing of certain options. In November 2003, our Board of Directors approved a stock option repricing program. The options repriced were subject to variable accounting, which required that all such vested options repriced be marked to market until such options are cancelled, expire or are exercised. Assuming that none of these outstanding options are exercised, cancelled or expire prior to their expiration date (all such options will expire by December 2013), each $1.00 increase or decrease in the fair market value of our common stock would result in a corresponding increase or decrease in stock based compensation of approximately $0.1 million.

We are not a capital intensive business. Most of our expenditures have been related to sales, marketing and product development and we expect this to continue.

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

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations

The following table summarizes our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2011 (dollars in thousands).

	Three Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2010	2011	$	%
	(unaudited)
Total revenues, net	$25,277	$27,860	$2,583	10.2%
Total cost of revenues	7,736	9,768	2,032	26.3%
Gross profit	17,541	18,092	551	3.1%
Operating expenses:
Sales and marketing	7,554	7,600	46	0.6%
Research and development	4,865	5,212	347	7.1%
General and administrative	3,925	5,908	1,983	50.5%
Facilities exit costs	—	58	58	*
Gain on settlement and change in fair value of contingent consideration	(569)	(6,375)	(5,806)	*
Total operating expenses	15,775	12,403	(3,372)	(21.4)%
Income from operations	1,766	5,689	3,923	*
Interest income	28	23	(5)	(17.9)%
Other income (expense), net	—	177	177	*
Gain on sale-leaseback of building	1,689	—	(1,689)	*
Income before income taxes	3,483	5,889	2,406	69.1%
Provision for income taxes	(2,721)	(2,496)	225	8.3%
Net income	$762	$3,393	$2,631	*

*                                         Not meaningful

The following table summarizes our results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2011 (dollars in thousands).

	Six Months Ended June 30,		Increase (Decrease)	Increase (Decrease)
	2010	2011	$	%
	(unaudited)
Total revenues, net	$49,613	$57,037	$7,424	15.0%
Total cost of revenues	14,988	19,158	4,170	27.8%
Gross profit	34,625	37,879	3,254	9.4%
Operating expenses:
Sales and marketing	14,392	15,911	1,519	10.6%
Research and development	9,384	11,557	2,173	23.2%
General and administrative	7,950	12,167	4,217	53.0%
Facilities exit costs	—	618	618	*
Gain on settlement and change in fair value of contingent consideration	645	(6,074)	(6,719)	*
Total operating expenses	32,371	34,179	1,808	5.6%
Income from operations	2,254	3,700	1,446	64.2%
Interest income	48	51	3	6.3%
Interest expense	(214)	—	214	*
Other income (expense), net	2	179	177	*
Gain on sale-leaseback of building	1,689	—	(1,689)	*
Income before income taxes	3,779	3,930	151	4.0%
Provision for income taxes	(2,991)	(1,663)	1,328	44.4%
Net income	$788	$2,267	$1,479	*

*                                         Not meaningful

Historically, we were organized as having one operating segment, Subscriptions and Interactive Services. Beginning in 2010, we reorganized our operations and identified an additional operating segment, EHR. Therefore we currently have two reportable segments, “Subscriptions and Interactive Services” and “EHR”.

Through June 30, 2011, we have not generated any revenue from our EHR segment as our EHR product was released in July 2011. We do not allocate certain expenses to our segments that benefit both segments, such as stock based compensation, general and administrative expenses and certain marketing and research and development expenses. The following table summarizes our operating results by operating segment for the three months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$25,277	—	$25,277	27,860	—	$27,860
Income (loss) from operations	10,642	(1,905)	8,737	14,509	(1,339)	13,170
Unallocated items:
Stock based compensation			(1,602)			(1,523)
Facilities exit costs			—			(58)
Other unallocated corporate costs			(5,369)			(5,900)
Income from operations, as reported			1,766			5,689
Interest income			28			23
Interest expense			—			—
Other income (expense), net			—			177
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			$3,483			$5,889

The following table summarizes our operating results by operating segment for the six months ended June 30, 2010 and 2011 (in thousands):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$49,613	—	$49,613	$57,037	—	$57,037
Income (loss) from operations	20,185	(4,153)	16,032	24,531	(3,650)	20,881
Unallocated items:
Stock based compensation			(3,135)			(4,330)
Facilities exit costs			—			(618)
Other unallocated corporate costs			(10,643)			(12,233)
Income from operations, as reported			2,254			3,700
Interest income			48			51
Interest expense			(214)			—
Other income (expense), net			2			179
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			$3,779			$3,930

Revenues:  We generate revenue through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and by providing healthcare companies with interactive services to communicate with our network of users.

The following is a breakdown of net revenue from subscriptions and interactive services for the three and six months ended June 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2011	%	2010	2011	%
Subscriptions	$5,796	6,094	5.1%	$11,550	12,303	6.5%
Interactive Services	19,481	21,766	11.7%	38,063	44,734	17.5%
	$25,277	27,860	10.2%	$49,613	57,037	15.0%

The increase in subscription revenue of $0.3 million in the three months ended June 30, 2011 compared to three months ended June 30, 2010 and the increase of $0.8 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010,   was due primarily to an increase in paid subscription revenue as a result of our acquisition of Modality, which we acquired in November 2010. During the first quarter of 2011, we converted several key Modality applications to the Epocrates brand to provide more powerful solutions to physicians.

We expect the percentage of users who pay for a subscription to continue to remain flat in 2011. As a result, we expect subscription revenue from our premium products to decrease as a percentage of total revenue in the future. However, we expect that this decrease will be partially offset by the revenue generated from the sale of applications of Modality and revenue from our EHR product, which was launched in July 2011.

A key focus of our business during 2011 and beyond is to maintain and deepen our relationship with the user network through the recent introduction of our EHR product. In addition, we intend to devote significant resources to enhancing the clinical functionality of our free offerings and more actively focus our marketing efforts on increasing awareness and adoption of these products and services.

The $2.3 million increase in interactive services in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was driven by $1.0 million increase in DocAlert clinical messaging services and $1.8 million increase in revenue from virtual representative services, which were first launched in the first quarter of 2010. The growth in DocAlert clinical messaging services revenue was driven by a greater volume of messages launched during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The growth in the virtual representative services revenue was driven by a higher number of launches of our existing products and introduction of new products such as the mobile drug sampling service in 2011.

The $6.7 million increase in interactive services in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was driven by $4.3 million increase in DocAlert clinical messaging services and $3.4 million increase in revenue from virtual representative services, which were first launched in the first quarter of 2010, partially offset by a $1.5 million decrease in revenue from formulary hosting services.

The growth in DocAlert clinical messaging services revenue was driven by a greater volume of messages launched during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was also driven by completion of several large contracts, which were signed prior to the adoption of the new revenue recognition guidance on January 1, 2009, for which revenue was recognized upon completion in the second quarter of 2011. The decline in formulary hosting services revenue was due to more revenue recognized on contracts signed prior to the adoption of the new revenue recognition guidance in the six months ended June 30, 2010 compared to the six months ended June 30, 2011. Revenue on contracts signed prior to the adoption of the new revenue recognition guidance on January 1, 2009 was deferred until all items in the contracts had been fully delivered. There were certain older contracts for which all performance obligations were completed in the six months ended June 30, 2010 and therefore the entire revenue on such contracts was recognized in this period. There was a fewer number of such contracts on which the entire revenue was recognized in the six months ended June 30, 2011. This resulted in lower revenues for the six month ended June 30, 2011 as compared to the six months ended June 30, 2010. The decline was partially offset by a greater number of formularies active in the six months ended June 2011 compared to the same period in the prior year.

Historically, our interactive services revenue and particularly our clinical messaging revenues have grown at a much faster rate than subscriptions. We expect this trend to continue as the use of electronic services as a medium to communicate with healthcare providers continues to gain acceptance within the pharmaceutical industry.

We continue to provide high value point of care solutions to our large network of physicians as demonstrated by new product offerings and the launch of the new EHR platform. We expect that continued growth in DocAlert messages, new virtual representative services, the Epocrates App network and our SmartSite online resource will complement our core business, strengthen our user network and extend our leadership position in point of care solutions.

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

The following is a breakdown of cost of revenue related to subscriptions and interactive services for the three and six months ended June 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2011	%	2010	2011	%
Subscriptions	$1,574	$1,800	14.4%	$3,379	$3,843	13.7%
Interactive Services	6,162	$7,968	29.3%	11,609	15,315	31.9%
	$7,736	9,768	26.3%	$14,988	19,158	27.8%

Cost of subscription revenue as a percentage of subscription revenue was 27% and 30% for three months ended June 30, 2010 and 2011, respectively. Cost of subscription revenue as a percentage of subscription revenue was 29% and 31% for the six months ended June 30, 2010 and 2011, respectively. This increase was due primarily to an increase in third party royalty costs.

The increase in cost of interactive services in the three and six months period ended June 30, 2011 compared to the three and six month period ended June 30, 2010 was due primarily to an increase in the amortization of intangible assets and increased allocated overhead costs. We completed the acquisition of MedCafe, Inc., on February 1, 2010 and Modality, Inc,. on November 12, 2010 and this resulted in a higher amortization reflected in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  The intangible assets from the Modality acquisition were amortized beginning the third quarter of 2010 when the underlying assets were available for their intended use. We recorded amortization costs of $15,833 and $1.0 million in the three months ended June 30, 2010 and 2011, respectively, and $24,167 and $2.1 million in the six months ended June 30, 2010 and June 30, 2011, respectively. Cost of interactive services revenue as a percentage of interactive service revenue was 32% and 37% for the three months ended June 30, 2010 and 2011, respectively and 30% and 34% for the six months ended June 30, 2010 and 2011, respectively. We expect that the cost of interactive services revenue will continue to increase.

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and related personnel expenses, sales commissions, stock based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead. Commissions are expensed upon collection of customer invoices.

Sales and marketing expense remained relatively flat for the three months ended June 30, 2011 compared to three months ended June 30, 2010. There was an increase in salary, consulting and other costs to support the release of our EHR product, which was offset by a decline in stock compensation costs as a result of the mark to market for the repriced options. Sales and marketing expense as a percentage of total net revenue for the three months ended June 30, 2010 and 2011 was 30% and 27%, respectively.

Sales and marketing expense increased approximately $1.5 million, or 11%, for the six months ended June 30, 2011 compared to six months ended June 30, 2010 due primarily to increased salary, consulting and other costs to support the release of our EHR product. Sales and marketing expense as a percentage of total net revenue for the six months ended June 30, 2010 and 2011 was 29% and 28%, respectively.

We expect sales and marketing expense to continue to increase as we continue to develop and launch new interactive service offerings and as we increase our EHR marketing efforts.

Research and development expense.  Research and development expense consists primarily of salaries and related personnel expenses, stock based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased $0.3 million, or 7%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to an increase in non-EHR related salary and other personnel costs of $1.2 million for the additional headcount needed to support the development and release of our new products and increased headcount from our recent acquisition of Modality, offset by a reduction in EHR related costs of $0.9 million. The costs relating to our new EHR platform were lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as we started the capitalization of the costs related to our new EHR platform upon reaching technological feasibility in March 2011 with the launch of our Beta version of the EHR platform. Under the generally accepted accounting principles, software development costs are charged to expenses until technological feasibility is established. Costs incurred after technological feasibility is established are capitalized until the product is launched. Accordingly most of the costs incurred on the development of the platform have been capitalized since March 2011, thereby resulting in a reduction in the EHR related research and development costs.  Research and development expense as a percentage of total net revenue was 19% for each of the three months ended June 30, 2010 and 2011.

Research and development expense increased $2.2 million, or 23%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to an increase in non-EHR related salary and other personnel costs of $2.0 million for the additional headcount needed to support the development and release of our new products and increased headcount from our recent acquisition of Modality, offset in part by a reduction in EHR related costs of $0.2 million. Research and development expense as a percentage of total net revenue for the six months ended June 30, 2010 and 2011was 19% and 20%, respectively.

We expect research and development expense to increase as we continue to develop new interactive service offerings and enhance our EHR offering based on user feedback, market demands and ongoing development programs.

General and administrative expense.  General and administrative expense consists primarily of salaries and related personnel expenses, stock based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense increased $2.0 million, or 51%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to increased legal and professional fees of $1.0 million and increase in salary and personnel costs of $0.5 million. We incurred significant legal and other professional service fees to support our compliance with the subpoena received in connection with the ongoing SEC investigation, which is described in Part II- Item 1- Legal Proceedings. We incurred higher salary and personnel costs, including stock-based compensation, in the three months ended June 30, 2011, due to the additional headcount needed to support the compliance with the regulatory requirements of being a public company. General and administrative expense as a percentage of total net revenue for the three months ended June 30, 2010 and 2011 was 16% and 22%, respectively.

General and administrative expenses increased $4.2 million, or 53%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to increased legal and professional fees of $1.3 million, an increase in stock based compensation of $1.2 million and an increase in salary and personnel costs of $0.9 million. We incurred significant legal and other professional service fees to support our compliance with the subpoena received in connection with the ongoing SEC investigation and to support our annual SEC filings. We incurred higher salary and personnel costs, including stock-based compensation, in the six months ended June 30, 2011, due to the additional headcount needed to support the compliance with the regulatory requirements of being a public company. Stock-based compensation expense was also higher in the six months ended June 30, 2011 due to $0.5 million of additional charge recorded in the first quarter of 2011 due to the modification to the terms of the options granted to certain directors. General and administrative expense as a percentage of total net revenue for the six months ended June 30, 2010 and 2011 was 16% and 22%, respectively.

We expect general and administrative expense, excluding the one-time costs, to decrease in the remainder of 2011. However, we may incur additional costs in connection with the SEC inquiry and compliance with the subpoena. While the SEC’s letter states that, at this time, it has not concluded any violations of securities laws have occurred, we can make no guarantee that legal action will not result from this inquiry.

Facilities exit costs. We recorded a charge of approximately $0.1 million and $0.6 million in the three and six months ended June 30, 2011 relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non cancellable lease with the landlord, which does not expire until the end of fiscal 2012 and therefore will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property. The additional charge recorded in the three months ended June 30, 2011 related to a revision to the accrual due to a change in the probability of the sublease of a portion of the premises.

Gain on settlement and change in fair value of contingent consideration.  We acquired certain intangible assets of Caretools, Inc., in June 2009 and of MedCafe Inc., in February 2010. These acquisitions were accounted for as business combinations under GAAP. For the three months ended June 30, 2010 and 2011, we recorded a reduction in the contingent consideration expense of $0.6 million and $6.3 million, respectively. For the six months ended June 30, 2010, we recorded an increase in the contingent consideration expense of $0.6 million compared to a reduction in the contingent consideration expense of $6.1 million. The change in the fair value of the contingent consideration was due in part to changes in discount periods as well as revised estimates of revenue and operating results expected to be generated using the acquired technologies. In April 2011, we paid approximately $0.5 million towards the first installment of the earn out consideration.  In June 2011, we entered into an agreement with the sellers of MedCafe, Inc. to settle the earn out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011.

As of June 30, 2011, we continue to have approximately $2.1 million of earn-out liability associated with our acquisition of Caretools, Inc. To the extent we are successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record additional contingent consideration expense. Conversely, to the extent we are not successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record a reduction to contingent consideration expense.

Interest income.  Interest income was essentially flat for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Although average cash and short-term investment balances increased during the three and six months ended June 30, 2011, the continued decline in prevailing interest rates in 2011 compared to 2010 resulted in only a slight increase in interest income.

Interest expense.  We incurred interest expense of $0 and $0.2 million for the three and six months ended June 30, 2010, respectively, compared to $0 for the three and six months ended June 30, 2011. Interest expense recorded for the six months ended June 30, 2010 related to rent payments on our San Mateo facility which we capitalized. Interest expense decreased during the six months ended June 30, 2011 due to a sale-leaseback of our San Mateo facility.

Other income (expense), net.  We recorded other income (expense), net of $0 and $2,000 in the three and six months ended June 30, 2010, respectively, compared to $0.2 million in each of the three and six months ended June 30, 2011. In the second quarter of 2011, we received a refund on the property taxes paid in prior years on our San Mateo facility, which has been recorded as other income.

Gain on sale-leaseback of building. In April 2007, we began a build-out of existing office space at our San Mateo facility. When we signed the lease, the construction of the space we would lease was unfinished. We concluded that under GAAP, we should be considered the owner of the construction project as we were responsible for any cost overruns to make the building ready for occupancy and were also responsible for paying directly any cost of the project other than normal tenant improvements.  Therefore, we have capitalized the fair value of the unfinished portion of the building that we occupy with a corresponding credit to financing liability pursuant to the financing method under GAAP.

Subsequent to the completion of construction, we did not qualify for sale-leaseback accounting under GAAP because of a provision in the lease which constituted continuing involvement. In April 2010, we modified the terms of the building lease. The revised provisions under the modified lease agreement allowed us to qualify for sale-leaseback accounting and to begin accounting for the lease as an operating lease. In connection with the sale-leaseback of the building we wrote off the remaining asset value of the building, related accumulated depreciation and the financing liability. As a result of these accounting transactions, we recorded a gain on sale-leaseback of $1.7 million. Since April 2010, the lease has been accounted for as an operating lease.

Benefit from (Provision for) for income taxes.  For the three months ended June 30, 2010 and 2011 we recorded an income tax provision of $2.7 million and $2.5 million, respectively. For the six months ended June 30, 2010 and 2011, we recorded an income tax provision of $3.0 million and $1.7 million, respectively. At June 30, 2011 our estimate of the annual effective tax rate was approximately 42%. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to Incentive Stock Options ,” or ISO’s”, and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISO’s by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our estimated annual effective tax rate could materially decrease if there are a significant number of disqualifying dispositions of ISO’s in the third and fourth quarters of fiscal 2011 upon the expiration of the IPO lock up period.

Liquidity and capital resources

Cash flow from operating activities has been positive on an annual basis since 2003. Most of our expenditures are for personnel and facilities. As revenues have grown, operating expenses have also increased. Our principal sources of liquidity as of June 30, 2011 consisted of cash, cash equivalents and short term investments of $81.3 million, compared to $54.7 million at December 31, 2010. The increase was primarily due to net proceeds from our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock, and an increase in capital expenditures in the form of capitalized software development costs and payment of the earn out liability associated with our 2010 acquisition of MedCafe, Inc.

We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our customers and us.

Operating activities

Cash provided by operating activities was $4.6 million for the six months ended June 30, 2011 compared to $7.4 million for the six months ended June 30, 2010. Operating cash flows for the six months ended June 30, 2011 were primarily driven by net income after adjusting for certain non-cash items including stock-based compensation, depreciation and amortization, amortization of intangible assets, change in the fair value of contingent consideration and facilities exit costs, and the impact of changes in operating assets and liabilities. Cash generated from accounts receivable was approximately $1.8 million due to higher collections during the first six months of 2011. The decrease in accounts payable of $1.6 million was mainly due to timing of disbursements. The increase in deferred revenue of $0.7 million in the six months ended June 30, 2011 was driven by higher billings in the six months ended June 30, 2011 on contracts that were signed late in fiscal 2010.  Other accrued liabilities decreased $2.6 million due primarily to the payment of the fiscal 2010 employee bonuses in April 2011.

Investing activities

Cash used in investing activities was $5.9 million for the six months ended June 30, 2011. This was driven primarily by capital expenditures, which includes capitalized internal use software and capitalized software for sale of $6.0 million.

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

The following table summarizes our investments in cash, cash equivalents and short-term investments as of December 31, 2010 and June 30, 2011 (in thousands):

	December 31,	June 30,
	2010	2011
Cash	$10,676	$36,455
Cash equivalents	25,311	26,465
Short-term investments	18,697	18,375
Total cash, cash equivalents and short-term investments	$54,684	$81,295
Unrealized gain (loss) on available-for-sale securities	—	1

Financing activities

Cash provided by financing activities was $28.2 million in the six months ended June 30, 2011. Cash provided by financing activities in the six months ended June 30, 2011 was due primarily to proceeds from our IPO, net of issuance costs of approximately $64.2 million, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock and payment of $6.9 million to the sellers of MedCafé, Inc. towards the first installment and settlement of the earn out consideration.

Contractual obligations

The following table summarizes our contractual obligations as of June 30, 2011 and the years in which these obligations are due (in thousands):

		Remainder of
	Total	2011	2012 - 2013	2014 - 2015	Other
Operating leases(1)	8,371	1,377	5,199	1,795	—
Minimum royalty and contract license fees(2)	3,751	2,304	1,447	—	—
Purchase Obligations and others(3)	1,215	316	899	—	—
Uncertain tax positions(4)	1,061	—	—	—	1,061
Fair value of contingent consideration(5)	2,071	—	—	—	2,071
Total	$16,469	$3,997	$7,545	$1,795	$3,132

(1)                                  Relates to our facilities in California, New Jersey and North Carolina.

(2)                                  Relates to medical information licensed from third parties for use in our subscription services.

(3)                                  Relates to a contract with a consulting firm to provide product development and content development work and a reseller partner agreement related to our EHR product.

(4)                                  Represents uncertain tax positions for which we could not make a reasonable estimate of the amount or the exact period of related future payments.

(5)                                  Represents contingent consideration related to acquisitions. See “Note 5 Acquisitions” for details.

This compares to our contractual obligations as of December 31, 2010, of $60.9 million.  The primary reason for the decrease is the accrued dividend on Series B mandatorily redeemable convertible preferred stock of $29.3 million existing on December 31, 2010, which was paid in connection with the closing of our initial public offering in February 2011.  The second major driver was a reduction of fair value of contingent consideration from $15.0 million to $2.0 million as a result of our settlement of the earn out consideration required to be paid by us in connection with the MedCafe acquisition.  See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.

Indemnification Arrangements

See Note 8 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Other financial data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Adjusted EBITDA(1)	$4,094	$4,119	$7,844	$7,932
Net cash provided by (used in) operating activities	196	(1,757)	7,423	4,567
Capital expenditures	(1,439)	(3,317)	(2,344)	(6,028)

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

We believe adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•                  EBITDA is widely used by investors to measure a company’s operating performance without regard to such items as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•                  investors commonly adjust EBITDA information to eliminate the effect of stock based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

Our management uses adjusted EBITDA:

•                  as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•                  as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•                  in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; and

•                  as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net Income	$762	3,393	$788	$2,267
Interest income	(28)	(23)	(48)	(51)
Other income (expense), net	—	(177)	(2)	(179)
Provision for income taxes	2,721	2,496	2,991	1,663
Depreciation and amortization	716	1,032	1,437	2,024
Amortization of purchased intangibles	17	1,029	25	2,059
Stock based compensation	1,602	1,523	3,135	4,330
Gain on settlement and change in fair value of contingent consideration (1)	(569)	(6,375)	645	(6,074)
Gain on sale-leaseback of building	(1,689)	—	(1,689)	—
Others (2)	562	1,221	562	1,893
Adjusted EBITDA	$4,094	$4,119	$7,844	$7,932

(1)          Includes $6.4 million gain recorded in the second quarter of 2011 associated with the settlement of the earn out consideration liability with the sellers of MedCafe, Inc., a company we acquired in 2010.

(2)          Includes legal expenses, facilities costs, refund of property tax and employee severance charges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly report on Form 10-Q. Such risk factors are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

The following risk factors have not changed materially from those set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

Risks Related to Our Business and Industry

•                  If we are unable to retain our existing users and attract new users, especially physician users, our revenue will decline and our business will suffer.

•                  If we have an insufficient number of users, especially physician users, with desired characteristics for some of our interactive services or those users do not update their mobile devices with sufficient frequency, we may become unable to timely fulfill the demand for some of our interactive services from healthcare companies.

•                  If the response of our users, especially physician users, to our interactive services decreases, the value of these services will be reduced and our revenue will decline.

•                  If we are unable to continue to provide current, relevant and reliable drug and clinical reference tools and services, we will be unable to retain and attract users to our services and our revenue may decline.

•                  If we are unable to maintain credibility of our brand, our business and financial condition could suffer.

•                  We are dependent upon our senior executive management and other highly specialized personnel and the loss or failure to identify, hire, motivate and retain additional highly specialized personnel could negatively impact our ability to grow our business.

•                  If we are unable to adopt new technologies and offer our products and services on new and existing mobile platforms, we will be unable to retain and attract users to our services and our revenue may decline.

•                  Our software applications and systems may contain defects or errors which could negatively affect our reputation and impair our ability to retain and attract users to our applications and clients purchasing our services.

•                  The healthcare information market is highly competitive and we face significant competition for our drug and clinical reference tools and interactive services.

•                  We have invested significant resources in the development of an electronic health record product, but the market for such products is competitive, our product has not yet been released and we have limited experience in that market.

•                  We are not compatible with all mobile platforms.

•                  We may not sustain our revenue growth, and we may not be able to manage future growth effectively.

•                  Our operating results have fluctuated and are likely to continue to fluctuate, which might make our quarterly results difficult to predict and could cause our stock price to decline or exhibit volatility.

•                  Because we recognize revenue from our drug and clinical reference tool subscriptions and certain of our interactive services over the term or at the end of the service period, a significant downturn in our business may not be reflected immediately in our operating results, which may make it more difficult to evaluate our prospects.

•                  Developments in the healthcare industry could negatively affect our business.

•                  We may be subject to claims brought against us as a result of the services we provide.

•                  Healthcare and consumer protection regulations and legislation create risks and challenges with respect to our compliance efforts and our business strategies.

•                  We rely on Internet service providers, co-location data center providers, other third parties and our own systems for key aspects of the process of providing and updating content to our users and performing services for our clients, and any failure or interruption in the services provided by these third parties or our own systems could harm our business.

•                  If the systems we use to provide our services experience security breaches or are otherwise perceived to be insecure, our business could suffer.

•                  We may not be successful in protecting our intellectual property and proprietary rights.

•                  We may be subject to claims by third parties that we are infringing their intellectual property, we may be prevented from selling certain services and we may incur significant expenses in resolving these claims.

•                  Our use of “open source” software could adversely affect our ability to sell our products and subject us to possible litigation.

•                  We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services.

•                  Some users of our products and services are located outside of the United States; as a result, we recruit for market research internationally and we may in the future establish international operations and, as a result, face diverse risks related to engaging in international business.

•                  We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

•                  If we acquire or invest in other companies, assets or technologies and we are not able to effectively integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

•                  We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

•                  Business interruptions due to natural disasters and other events could adversely affect our business.

Risks related to ownership of our common stock

•                  As our common stock has only recently become publicly traded, we expect that the price of our common stock may fluctuate substantially.

•                  Securities analysts may not initiate coverage of our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

•                  Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

•                  Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

•                  We have broad discretion in the use of proceeds of our initial public offering for working capital and general corporate purposes.

•                  Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that could discourage a takeover.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our initial public offering. As a result of our initial public offering and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our initial public offering of approximately $3.0 million. The net proceeds were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes. From the effective date of the registration statement through June 30, 2011, we have used the net proceeds of the offering for working capital purposes, research and development, sales and marketing and capital expenditures.

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

Epocrates, Inc.

By:	/s/ ROSEMARY A. CRANE	By:	/s/ PATRICK D. SPANGLER
	Rosemary A. Crane,		Patrick D. Spangler,
	President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 12, 2011

Exhibit index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2(2)	Amended and Restated Bylaws.

4.1†	Specimen common stock certificate.

4.2†	Form of Warrant to purchase Series B convertible preferred stock.

10.1	Offer Letter, dated as of June 8, 2011, by and between the Registrant and Matthew Kaminer.

10.2	Amendment No. 1 to Offer Letter, dated as of February 25, 2009, by and between the Registrant and Rosemary A. Crane, dated as of April 18, 2011.

10.3	Amendment No. 1 to Amended and Restated Offer Letter, dated as of January 28, 2011, by and between the Registrant and Patrick D. Spangler, dated as of June 29, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Confidential Treatment has been granted with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan.

†	Filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(1)	Filed as the Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Reg. No. 001-35062), and incorporated herein by reference.

(2)

Filed as the Exhibit 3.4 to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 16, 2010 (Reg. No. 333-168176), and incorporated herein by reference.