Form 10-Q
period 2011-09-30
EPOCRATES INC
filed 2011-11-10
CIK 1096738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock outstanding as of October 31, 2011 was 24,127,810

EPOCRATES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED

(in thousands, except per share data)

	December 31,	September 30,
	2010	2011
	(1)
Assets
Current assets
Cash and cash equivalents	$35,987	$65,261
Short-term investments	18,697	18,950
Accounts receivable, net of allowance for doubtful accounts of $141 and $106, respectively	21,101	17,285
Deferred tax asset	4,971	5,222
Prepaid expenses and other current assets	3,548	3,061
Total current assets	84,304	109,779
Property and equipment, net	8,757	13,075
Deferred tax asset, long-term	779	779
Goodwill	19,079	19,079
Other intangible assets, net	11,438	8,326
Other assets	2,859	353
Total assets	$127,216	$151,391
Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,635	$2,638
Deferred revenue	46,164	45,713
Other accrued liabilities	9,251	6,506
Total current liabilities	59,050	54,857
Deferred revenue, less current portion	8,732	7,715
Contingent consideration	15,016	449
Other liabilities	1,913	2,082
Total liabilities	84,711	65,103
Commitments and contingencies (Note 8)
Mandatorily redeemable convertible preferred stock $0.001 par value; 15,304 shares authorized; 13,142 and 0 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively; (aggregate liquidation preference of $73,373 and $0 at December 31, 2010 and September 30, 2011, respectively)	73,342	—
Stockholders’ equity (deficit)
Preferred stock: $0.001 par value;10,000 shares authorized; no shares issued and outstanding at September 30, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 7,802 and 24,016 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	8	24
Additional paid-in capital	11,911	126,069
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(42,755)	(39,802)
Total stockholders’ equity (deficit)	(30,837)	86,288
Total liabilities, mandatorily redeemable convertible preferred stock, and stockholders’ equity (deficit)	$127,216	$151,391

(1)          Amounts as of December 31, 2010 are unaudited and have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Subscription revenues	$5,765	$5,150	$17,315	$17,452
Interactive services revenues	18,325	21,452	56,388	66,186
Total revenues, net	24,090	26,602	73,703	83,638

Cost of subscription revenues	1,440	2,175	4,819	6,017
Cost of interactive services revenues	6,902	8,686	18,511	24,001
Total cost of revenues(1)	8,342	10,861	23,330	30,018
Gross profit	15,748	15,741	50,373	53,620

Operating expenses(1):
Sales and marketing	7,619	7,319	22,011	23,231
Research and development	5,128	5,519	14,512	17,075
General and administrative	3,299	4,259	11,249	16,424
Facilities exit costs	—	—	—	618
Gain on settlement and change in fair value of contingent consideration	240	(1,622)	885	(7,696)
Total operating expenses	16,286	15,475	48,657	49,652
Income (loss) from operations	(538)	266	1,716	3,968
Interest income	25	15	73	67
Interest expense	—	—	(214)	—
Other income (expense), net	—	3	2	180
Gain on sale-leaseback of building	—	—	1,689	—
Income (loss) before income taxes	(513)	284	3,266	4,215
Benefit from (Provision for) income taxes	849	402	(2,142)	(1,261)
Net income	336	686	1,124	2,954

Net income (loss) attributable to common stockholders- basic and diluted	$(545)	$686	$(1,519)	$2,660

Net income (loss) per common share attributable to common stockholders - basic	$(0.07)	$0.03	$(0.20)	$0.12
Net income (loss) per common share attributable to common stockholders - diluted	$(0.07)	$0.03	$(0.20)	$0.11

Weighted average common shares outstanding- basic	7,612	23,644	7,517	21,655
Weighted average common shares outstanding- diluted	7,612	24,926	7,517	23,636

(1)                                  Includes stock-based compensation of the following amounts:

Cost of revenues	$68	$(7)	$218	$144
Sales and marketing	379	(8)	1,320	1,109
Research and development	511	28	1,237	558
General and administrative	611	1,114	1,929	3,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$1,124	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,704	5,457
Depreciation and amortization	2,240	3,245
Amortization of intangible assets	548	3,112
Loss on write-off of property and equipment	—	99
Allowance for doubtful accounts and sales returns reserve	80	(36)
Change in carrying value of preferred stock liability	9	—
Facilities exit costs	—	618
Gain on sale-lease back of building	(1,689)	—
Gain on settlement and change in fair value of contingent consideration	885	(7,696)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,391	3,851
Deferred tax asset, current and noncurrent	2,204	(251)
Prepaid expenses and other assets	(592)	1,414
Accounts payable	1,819	(997)
Deferred revenue	(6,693)	(1,468)
Other accrued liabilities and other payables	1,759	(2,684)
Net cash provided by operating activities	9,789	7,618
Cash flows from investing activities:
Purchase of property and equipment	(3,086)	(7,944)
Business acquisitions	(850)	—
Purchase of short-term investments	(22,510)	(18,839)
Sale of short-term investments	1,797	804
Maturity of short-term investments	6,675	17,550
Net cash used in investing activities	(17,974)	(8,429)
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,189
Payment and settlement of contingent consideration	—	(6,871)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)
Acquisition of common stock	(2,122)	—
Proceeds from exercise of common stock options	1,122	2,353
Net cash provided by (used in) financing activities	(1,000)	30,085
Net increase (decrease) in cash and cash equivalents	(9,185)	29,274
Cash and cash equivalents at beginning of period	60,895	35,987
Cash and cash equivalents at end of period	$51,710	$65,261
Supplemental Disclosures:
Cash paid for income taxes	$(969)	$288
Cash paid for interest	214	—
Non-Cash Investing and Financing Activities:
Retirement of treasury stock	1,877	—
Unrealized loss on available-for-sale securities, net of tax effect	6	—
Unpaid accrued dividend on Series B mandatorily redeemable convertible preferred stock	2,130	—
Accrued purchases of property and equipment and other assets	—	536
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Reclassification of costs of issuance of common stock to stockholders’ equity	—	2,025
Contingent consideration recorded in connection with business acquisitions	14,750	—

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

As a result of the Company’s IPO and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other costs associated with its IPO of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

After the completion of the IPO on February 7, 2011, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 10,000,000. The Company also established the par value of each share of common and preferred stock to be $0.001 per share.

Common Stock Split

An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company’s board of directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011 and was effected upon the closing of the IPO. All information related to common stock, stock options, restricted stock units and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, or fiscal year 2010, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011.

The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2011, its condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or any other future period.

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

The Company’s revenue is derived primarily from clients in the healthcare industry ( e.g. pharmaceutical companies, managed care companies and market research firms) within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There was one customer that accounted for more than 10% net accounts receivable at September 30, 2011. For the three and nine months ended September 30, 2010 and 2011, no single customer accounted for more than 10% of total revenues, net.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected.  For the three and nine months ended September 30, 2011, the Company capitalized software development costs of approximately $1.3 million and $3.5 million, respectively, relating to the Electronic Health Record (EHR) solution. Prior to the first quarter of 2011, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale. Thus, the Company had historically expensed all software development costs as incurred.

The Company launched the first phase of its EHR product in July 2011 and have commenced amortization of the capitalized software development costs. Amortization of capitalized software development costs was $0.1 million for each of the three and nine months ended September 30, 2011.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended September 30, 2010 and 2011, the Company capitalized $0.5 million and $0.4 million, respectively, of software development costs related to software for internal use and website development costs. For the nine months ended September 30, 2010 and 2011, the Company capitalized $1.7 million and $2.1 million, respectively, of software development costs related to software for internal use and website development costs.

Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2011, respectively. Amortization of software developed for internal use was $1.0 million and $1.4 million for the nine months ended September 30, 2010 and 2011, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company recorded a charge of approximately $0.6 million in the nine months ended September 30, 2011 relating to facilities exit costs. The Company vacated the East Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non cancellable lease with the landlord, which does not expire until the end of fiscal 2012. The Company would therefore be liable to make monthly lease rentals under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property.

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

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption of the standard is permitted. The Company intends to early adopt the standard for its annual goodwill impairment testing in the fourth quarter of 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Numerator:
Net income	$336	$686	$1,124	$2,954
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	881	—	2,643	294
Less: Allocation of net income to participating preferred shares	—	—	—	—
Numerator for basic calculation	(545)	686	(1,519)	2,660
Undistributed earnings re-allocated to common stockholders	—	—	—	—
Numerator for diluted calculation	$(545)	$686	$(1,519)	$2,660
Denominator:
Denominator for basic calculation, weighted average number number of common shares outstanding	7,612	23,644	7,517	21,655
Dilutive effect of options using treasury stock method	—	1,282	—	1,981

Denominator for diluted calculation	7,612	24,926	7,517	23,636
Net income (loss) per share
Basic net income (loss) per common share attributable to common stockholders	$(0.07)	$0.03	$(0.20)	$0.12
Diluted net income (loss) per common share attributable to common stockholders	$(0.07)	$0.03	$(0.20)	$0.11

For the three and nine months ended September 30, 2010 and 2011, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Weighted average Series B preferred stock warrants	17	17	17	2
Weighted average outstanding unexercised options and restricted stock units	5,419	2,576	5,619	1,085
Weighted average mandatorily redeemable convertible preferred stock	11,089	—	11,089	1,300
Total weighted average anti-dilutive shares	16,525	2,593	16,725	2,387

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 and the basis of that measurement (in thousands):

As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents	$35,987	$34,853	$1,134	$—
Short- term investments (See Note 4):
Obligations of U.S. government agencies	10,029	—	10,029	—
Obligations of U.S. corporations	3,354	—	3,354	—
Obligations of Non-U.S. corporations	2,114	—	2,114	—
Bank certificates of deposit	3,200	—	3,200	—
Total short-term investments	18,697	—	18,697	—

TOTAL FINANCIAL ASSETS	$54,684	$34,853	$19,831	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 5)	15,016	—	—	15,016
Preferred Stock Warrant (See Note 10)	140	—	—	140

TOTAL FINANCIAL LIABILITIES	$15,156	$—	$—	$15,156

As of September 30, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents	$65,261	$64,360	$901	$—
Short- term investments (See Note 4):
Obligations of U.S. government agencies	7,898	—	7,898	—
Obligations of U.S. corporations	4,302	—	4,302	—
Obligations of Non-U.S. corporations	3,200	—	3,200	—
Bank certificates of deposit	3,550	—	3,550	—
Total short-term investments	18,950	—	18,950	—

TOTAL FINANCIAL ASSETS	$84,211	$64,360	$19,851	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 5)	449	—	—	449

TOTAL FINANCIAL LIABILITIES	$449	$—	$—	$449

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (see Note 10) and contingent consideration (see Note 5) represents fair value.

During the three and nine months ended September 30, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments. There were no transfers in and out of Level 3 fair value instruments. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis at September 30, 2011(in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Acquisition –Related Contingent Consideration	Preferred Stock Warrant
Balance at January 1, 2011	$15,016	$140
Purchases, issuances and settlements	(6,871)	(140)
Total gains included in earnings	(7,696)	—
Balance at September 30, 2011	$449	—

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

The Company determines the fair value amounts by using available market information. As of December 31, 2010 and September 30, 2011, the average portfolio duration was less than one year and the contractual maturity of any single investment did not exceed 24 months.

All short-term investments, except for the money market funds, as of December 31, 2010 and September 30, 2011 are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

As of December 31, 2010, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
Obligations of U.S. government agencies	$10,562	$2	$(2)	$10,562
Obligations of U.S. corporations	3,955	2	(2)	3,955
Obligations of Non-U.S. corporations	2,114	—	—	2,114
Bank certificates of deposit	3,200	—	—	3,200
Money market funds	24,177	—	—	24,177
	$44,008	$4	$(4)	$44,008
Amounts included in cash and cash equivalents	$25,311	$—	$—	$25,311
Amounts included in short-term investments	18,697	4	(4)	18,697
	$44,008	$4	$(4)	$44,008

As of September 30, 2011, unrealized gains and losses on available for sale securities can be summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
Obligations of U.S. government agencies	$8,447	$2	$(1)	$8,448
Obligations of U.S. corporations	4,306	—	(4)	4,302
Obligations of Non-U.S. corporations	3,551	—	(1)	3,550
Bank certificates of deposit	3,550	—	—	3,550
Money market funds	801	—	—	801
	$20,655	$2	$(6)	$20,651
Amounts included in cash and cash equivalents	$1,701	$—	$—	$1,701
Amounts included in short-term investments	18,954	2	(6)	18,950
	$20,655	$2	$(6)	$20,651

As of December 31, 2010 and September 30, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Money market funds are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Available for sale securities, measured at fair value using Level 2 inputs, are primarily comprised of obligations of U.S. government agencies, U.S. and Non-U.S. corporations and bank certificate of deposits. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

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

The following table presents selected financial data assuming the acquisitions in 2010 had occurred on January 1, 2010 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Total revenues, net	$24,770	$75,362
Net income (loss)	$21	$(852)
Net loss per common share—basic	$(0.11)	$(0.46)
Net loss per common share—diluted	$(0.11)	$(0.46)

Contingent consideration of Caretools, Inc. — In connection with the acquisition of Caretools, Inc. on June 23, 2009, the Company had recorded as contingent consideration of $1.3 million on the acquisition date. This contingent consideration was calculated based on an estimate of royalty on revenue generated from sales of product developed incorporating Caretools’ technology. At December 31, 2010, the fair value of this contingent consideration was $2.2 million. As of September 30, 2011, the fair value of this contingent consideration liability is $0.4 million.

The Company re-measured the fair value of the liability as of September 30, 2011 and recorded a decrease in the contingent consideration liability of approximately $1.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the Company recorded a decrease in the fair value of contingent consideration liability of approximately $1.8 million. The change in the fair value of the contingent consideration was due primarily to changes in the discount periods and estimates of revenues to be derived from the acquired technologies of Caretools, Inc and was calculated using Level 3 inputs. The decrease in the contingent consideration liability resulted in a gain of approximately $1.8 million for the nine months ended September 30, 2011, which has been recorded under “Gain on settlement and change in fair value of contingent consideration” in the condensed consolidated statements of operations.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill were as follows (in thousands):

Total
Balance at December 31, 2010	$19,079
Additions	—
Balance at September 30, 2011	$19,079

Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2010			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$11,780	$1,189	$10,591	$11,780	$4,033	$7,747
Customer relationships	60	15	45	60	32	28
Trademarks and trade name	50	10	40	50	26	24
Non-compete agreement	870	108	762	870	343	527
	$12,760	$1,322	$11,438	$12,760	$4,434	$8,326

Amortization of intangible assets was $0.5 million and $1.1 million for the three months ended September 30, 2010 and 2011, respectively and $0.5 million and $3.1 million for the nine months ended September 30, 2010 and 2011, respectively. Amortization of the acquired intangible assets is reflected in costs of revenue.

Estimated amounts that will be amortized related to purchased intangibles as of September 30, 2011 are as follows (in thousands):

2011 (remaining)	$1,069
2012	4,193
2013	2,955
2014	109
$8,326

7. Income Taxes

For the three months ended September 30, 2010 and 2011, the Company recorded an income tax benefit of approximately $0.8 million and $0.4 million, respectively. The Company recorded an income tax provision of $2.1 million and $1.3 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. The income tax provision/benefit recorded during the three and nine months ended September 30, 2010 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation and changes in state tax rates. The income tax provision/benefit recorded during the three and nine months ended September 30, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

As of September 30, 2011, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next twelve months.

8. Commitments and Contingencies

Operating Lease

Rent expense for each of the three months ended September 30, 2010 and 2011 was $0.6 million. Rent expense for the nine months ended September 30, 2010 and 2011 was $1.3 million and $1.9 million, respectively

The Company leases two office spaces in New Jersey, one in San Mateo, California, and one in Durham, North Carolina under non-cancelable operating leases, which expire in December 2012, March 2014, December 2014, and September 2012, respectively. Future minimum lease payments under these leases as of September 30, 2011 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2011 (remaining 3 months)	$689
2012	2,775
2013	2,424
2014	1,795
$7,683

Minimum Royalty and Content License Fee Commitments

The Company’s royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred. Actual royalty expense under such royalty agreements was $0.7 million and $1.0 million for the three months ended September 30, 2010 and 2011, respectively and $2.3 million and $3.0 million for the nine months ended September 30, 2010 and 2011, respectively.

Future minimum payments under various royalty and license fee agreements with vendors as of September 30, 2011 are as follows (in thousands):

Years Ending December 31,	Royalty and Content License Fee Commitments
2011(remaining 3 months)	2,513
2012	3,222
2013	3,150
2014	1,200
$10,085

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or September 30, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or September 30, 2011.

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

The following table summarizes all stock based compensation expense for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Employee stock-based compensation expense	$1,507	$1,930	$4,370	$5,866
Stock-based compensation associated with outstanding repriced options	62	(803)	334	(409)
Total stock-based compensation	$1,569	$1,127	$4,704	$5,457

Included in the employee stock-based compensation expense is a charge of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, relating to modification of the terms of the stock options held by certain directors who have resigned from the board of directors.

The Company uses the Black Scholes option pricing model to estimate the fair value of options and restricted stock units. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Dividend yield	—	—	—	—
Expected volatility	52%	51%	52%	51-52%
Risk-free interest rate	2.3%	0.94-1.12%	1.4%- 2.3%	0.94%-2.14%
Expected life of options (in years)	4.5	5	4.5-4.75	4.5-5
Weighted-average grant-date fair value	—	$6.59	$5.80	$8.54

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

After the completion of the IPO on February 7, 2011, the Company amended its certificate of incorporation to increase its authorized number of shares of common stock to 100,000,000, reduce the authorized number of shares of preferred stock to 10,000,000 and establish the par value of each share of common and preferred stock to be $0.001 per share.

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

Preferred Stock

Prior to the closing of the IPO, the Company had outstanding three series of convertible preferred stock. Upon the consummation of the IPO, the outstanding shares of preferred stock were converted into an aggregate of 11,089,201 shares of common stock. At September 30, 2011, the Company had no preferred shares outstanding. From the proceeds of the IPO, aggregate cumulative dividends of $29.6 million were paid in full to the holders of the Company’s Series B preferred stock.

In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. The Company recorded a reduction to general and administrative expense of $3,279 and $0 for the three months ended September 30, 2010 and 2011 respectively, and $11,123 and $0 for the nine months ended September 30, 2010 and 2011, respectively, to reflect a change in the fair value of these outstanding warrants. Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity (deficit).

Comprehensive Income

The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2010 and 2011(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net Income	$336	686	$1,124	2,954
Unrealized gain on available for sale securities	6	(3)	4	(3)
Comprehensive income (loss)	$342	$683	$1,128	$2,951

11. Balance Sheet Components

The following table shows the components of prepaid expenses and other current assets as of December 31, 2010 and September 30, 2011 (in thousands):

	December 31,	September 30,
	2010	2011
Prepaid expenses	$3,060	$2,191
Other current assets	488	870
	$3,548	$3,061

The following table shows the components of other accrued liabilities as of December 31, 2010 and September 30, 2011 (in thousands):

	December 31,	September 30,
	2010	2011
Accrued employee compensation	$4,400	$1,126
Accrued market research honoraria	1,166	1,365
Accrued royalties payable	1,063	581
Other accrued expenses	2,622	3,434
	$9,251	$6,506

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

The Company presents its segment information along the same lines that its Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company does not allocate certain expenses to its segments such as stock based compensation and certain general and administrative, marketing, and research and development expenses that benefit both segments. These costs are reported as corporate expenses. The following table summarizes the Company’s operating results by operating segment for the three months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$24,090	—	$24,090	$26,595	$7	$26,602
Income (loss) from operations	7,808	(1,973)	5,835	5,817	(425)	5,192
Unallocated items:
Stock based compensation			(1,569)			(1,127)
Other unallocated corporate costs			(4,804)			(3,999)
Income (loss) from operations, as reported			(538)			266
Interest income			25			15
Interest expense			—			—
Other income (expense), net			—			3
Gain on sale-leaseback of building			—			—
Income (loss) before income taxes, as reported			$(513)			$284

The following table summarizes the Company’s operating results by operating segment for the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$73,703	—	$73,703	$83,631	$7	$83,638
Income (loss) from operations	27,993	(6,126)	21,867	30,350	(4,078)	26,072
Unallocated items:
Stock based compensation			(4,704)			(5,457)
Facilities exit costs			—			(618)
Other unallocated corporate costs			(15,447)			(16,229)
Income from operations, as reported			1,716			3,968
Interest income			73			67
Interest expense			(214)			—
Other income (expense), net			2			180
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			$3,266			$4,215

The CODM does not review asset information on a segment basis.

13. Related Party Transactions

The Company recorded revenue from two advertising agencies whose parent company’s chief executive officer is a member of the Company’s board of directors. The Company recorded revenue from these entities of approximately $0.7  million and $1.7 million for the three months ended September 30, 2010 and 2011, respectively and $1.7 million and $3.9 million for the nine months ended September 30, 2010 and 2011, respectively. There were accounts receivable from this entity of approximately $2.4 million and $1.1 million as of December 31, 2010 and September 30, 2011, respectively.

The Company recorded revenue from an affiliate of an investment banking firm which has a material investment in the Company. The Company recorded revenue from this entity of $44,075 and $16,315 for the three months ended September 30, 2010 and 2011, respectively and $128,713 and $109,648 for the nine months ended September 30, 2010 and 2011, respectively. There were accounts receivables of $25,000 and $0 from this entity as of December 31, 2010 and September 30, 2011. The Company also paid fees for customer referrals to this firm of $8,440 and $39,020 for the three months ended September 30, 2010 and 2011, respectively, and $29,629 and $86,874 for the nine months ended September 30, 2010 and 2011, respectively. There was $31,907 and $0 of accounts payable to this entity as of December 31, 2010 and September 30, 2011, respectively.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

Epocrates is a leading provider of mobile drug reference tools to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, our products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. As of September 30, 2011, our user network consisted of over 1.4 million healthcare professionals, including over 340,000 or over 50% of U.S. physicians. We offer our products on all major U.S. mobile platforms including Apple (iPhone, iPod touch and, with respect to most of our products, iPad), Android, BlackBerry, Palm and Windows Mobile devices. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and over 350 individual pharmaceutical brands.

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

We are in the beginning stages of launching several new interactive services products such as SmartSite and Epocrates App Network. A SmartSite is a website that hosts current and relevant promotional content and applications, as developed or provided by a pharmaceutical client. Through the Epocrates App Network we intend to develop customized medical applications on the iPhone and iPad and distribute them to our user network.

We have developed an affordable, easy-to-use electronic health records, or EHR, product that will serve the needs of solo and small group practices and will allow users to qualify for subsidies under the Health Information Technology for Economic and Clinical Health Act. We believe our experience developing information technology tools used at the point of care by physicians provides us the insight and experience to deliver a product that physicians will find easy to learn and use.

Recent developments

On October 24th we launched our redesigned drug reference tool on a new platform that provides healthcare professionals with improved, faster access to our trusted drug content. It now also serves as a way to surface rich medical content tailored for the user. Our new platform should raise awareness of our interactive services such EssentialPoints, Contact Manufacturer and Mobile Sample Closet. We have also built an app directory that resides on the Epocrates platform and provides healthcare professionals with convenient, centralized access to a portfolio of reference, education and clinical apps. Our new platform serves as a channel for Epocrates to partner on development and distribution of apps. This model should allow our selected partners to reach our extensive physician network.

On July 27, 2011, we announced the first phase of availability for the Epocrates® EHR mobile and web-based EHR product. In an effort to ensure an optimal customer experience during every phase, we have chosen to limit the number of physicians participating in the first phase of our rollout.  We will be working very closely with these early adopters to incorporate their feedback and continue to enhance the product.  We believe that this approach will result in a better user experience for the physician and long-term success of our EHR solution. Our EHR solution is designed to meet the distinct needs of primary care practices with 10 or fewer physicians and includes an intuitive user interface, affordable cost structure, and comprehensive support and service program. Optimized for easy integration into small practice settings, the Epocrates EHR solution is a secure, web-based Software as a Service, or SaaS system featuring core capabilities, including patient encounter notes, electronic lab integration, ePrescribing, and Epocrates’ market-leading drug content.

As part of the first phase, we introduced the core functionalities for primary care physicians including patient encounter notes, electronic lab integration, ePrescribing and Epocrates’ market- leading drug content.  To accommodate the mobile and on-call demands of physicians, we are also offering a native Apple iPhone® app that supports remote patient record look-up and schedule access, as well as ePrescribing capabilities.

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

On February 7, 2011, we closed our IPO by issuing 3,574,285 shares of our common stock at $16.00 per share, raising approximately $53.2 million net of underwriters’ discounts and commissions. In addition, the underwriters exercised their over-allotment option on an additional 804,000 shares, raising an additional $11.9 million for the company, net of underwriters’ discounts and commissions.  We raised an aggregate of approximately $62.2 million in proceeds from the IPO net of underwriters’ discounts and commissions and other offering costs. From these proceeds, aggregate cumulative dividends to the holders of our Series B preferred stock were paid in full, in the amount of approximately $29.6 million.

Financial operations overview

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. For the three months ended September 30, 2011, we recorded total net revenues of $26.6 million, a 10% increase from the three months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded total net revenues of $83.6 million, a 13% increase from the nine month ended September 30, 2010.

The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year. We expect this trend to continue in 2011 and beyond.

Also, due to the adoption of new revenue recognition guidance in 2009, we are able to recognize revenue in a manner that more closely matches delivery of the contracted services. Prior to the adoption of the new guidance, in cases where we were not able to establish fair value for the undelivered elements in a bundled arrangement, we were required to defer the entire fee and recognize it over the period of delivery of the last undelivered element. Revenue on contracts signed prior to the adoption of the new revenue recognition guidance on January 1, 2009 is deferred until all items in the contracts have been fully delivered. In addition, with respect to our pharma revenue, there are two factors which are impacting the timing of revenue growth. Due to the expanding regulatory queues, we are experiencing delays in the launch of DocAlert® messages.

For our newer products, the time between contract signing and revenue recognition is taking longer than expected due to the size and complexity of launches. These factors impacted our second quarter revenue and are expected to continue to affect the timing of our net sales for the remainder of the year.

As of September 30, 2011, our worldwide user network consisted of over 1.4 million healthcare professionals. Maintaining this large user network of U.S. physicians is important because it will be a key driver of interactive services revenue growth over the long term. The number of users who are U.S. physicians increased approximately 13%, from approximately 300,000 at September 30, 2010 to approximately 340,000 at September 30, 2011. This growth rate was largely due to iPhone and Andriod device adoption by physicians. We expect our network of users to continue to increase, but at a lower rate.

The majority of healthcare professionals in our network use our free products. Users who paid for a subscription represented 15% and 13% of total active users as of September 30, 2010 and 2011, respectively. We continue to enhance the clinical functionality of our free services by adding new content and features that provide value to physician users. As part of our strategy to leverage our network of users to generate high margin revenue streams from healthcare industry clients, we remain actively focused on increasing awareness and adoption of our free products and services. We expect paid users to represent a decreasing percentage of total active users. As a result, we expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future.

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

On July 27, 2011, we announced the first phase of availability for the Epocrates® EHR mobile and web-based EHR product. We generate revenue from three sources on the EHR solution: (1) license fee and post contract support, or PCS, for the mobile application; (2) subscription fee from customers accessing the web-based application and PCS; and (3) professional services comprised of training and implementation services associated with the web-based application. Typically our arrangement with customers for the EHR solution includes all of the above. The subscription revenue from license of the mobile and web-based application will be recognized ratably over the term of contract, which is generally a year, and revenue from the professional services will be recognized upon completion of services. There will generally be a lag of 1-3 months between the receipt of an order and completion of professional services. We did not generate significant revenues from our EHR product in the third quarter of 2011, as subscription revenue on customer contracts has been deferred and will be recognized over the subscription period and when services are delivered.

We intend to continue to enhance our EHR offering based on user feedback and market demands and also to align to all stages of meaningful use. We plan to introduce more advanced capabilities to help ensure physician practices are eligible to achieve the maximum incentives. Accordingly, we expect to generate higher bookings and revenues from our EHR product beginning in the first half of 2012 as our product gains market acceptability and we broaden our product offering.

Currently, our customer base is located almost entirely within the United States. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010. There was one customer that accounted for more than 10% net accounts receivable at September 30, 2011. For the three and nine months ended September 30, 2010 and 2011, no single customer accounted for more than 10% of net revenue.

We expect that research and development spend and sales and marketing expenses will increase in the remainder of 2011 as we continue to enhance our EHR product, develop and release other new interactive service offerings and increase our overall marketing efforts for these new products. However, we expect the research and development expenses to be lower in the remainder of the 2011 as majority of the spend on the EHR product will be capitalized until subsequent enhancements are available for release in 2012.  In the first half of 2011, there were several one-time charges that resulted in an increase in general and administrative expenses. We expect that general and administrative expenses will decrease in the remainder of 2011.

On an annual fiscal year basis, we have generated positive cash flow from operations since the year ended December 31, 2003. Total cash, cash equivalents and short-term investments increased from $54.7 million at December 31, 2010 to $84.2 million at September 30, 2011. The increase was primarily due to proceeds from our IPO, net of issuance costs and cash generated from operations, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock, increase in capital expenditures in the form of capitalized software development costs and payment of the earn out liability associated with our 2010 acquisition of MedCafe, Inc. Our users pay for one year of our premium subscriptions up front. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered. Because a significant amount of cash is collected near the beginning of the contract, we have generated strong cash flow from operations relative to revenue recognized. This trend is expected to continue but become less pronounced due to the adoption of new revenue recognition guidance which will result in revenue being recognized in a manner that more closely matches delivery of the contracted services.

We invested significant development and marketing resources during 2010 and the first nine months of 2011 to develop and deliver new products and we expect to continue to invest significant resources in the remainder of 2011. Specifically, we have recorded $1.6 million and $5.4 million in sales and marketing and research and development expenses, related to the EHR product, during the three and nine months ended September 30, 2011, respectively.  This investment of resources has caused our operating margins to decrease in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

On July 27, 2011, we announced the first phase of availability for the Epocrates® EHR mobile and web-based EHR product. We did not generate significant revenues from our EHR product in the third quarter of 2011.We will continue to enhance our EHR offering based on user feedback and market demands and also to align to all stages of meaningful use. We intend to introduce more advanced capabilities to help ensure physician practices are eligible to achieve the maximum incentives. Accordingly, we expect to generate higher bookings and revenues from our EHR product beginning in the first half of 2012 as our product gains market acceptability and we broaden our product offering.

The market for EHR products is, however, competitive and we have limited experience in that market. Several of our competitors have been participating in this market for many years and have invested significantly more resources in the development of their products than we have. Even if our product meets the requirements of “meaningful use” as defined by American Recovery and Reinvestment Act of 2009, and is certified as such, we may be too late to the market to compete for the growing number of physicians and others expected to adopt such products in order to qualify for the government incentives beginning in 2011. In addition, numerous other factors, including, but not limited to, development delays, unexpected intellectual property disputes and our inability to compete in the market could hinder customer acceptance of the product. Our revenue estimates for our EHR product may not materialize which could result in an impairment of goodwill related to the EHR reporting unit of up to $1.1 million.

In June 2011, we entered into an agreement with the sellers of MedCafe, Inc. to settle the earn out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011. We continue to have approximately $0.4 million of earn-out liability associated with our 2009 acquisition of Caretools, Inc. We carry the contingent consideration at fair value with any changes in fair value of the contingent consideration recorded in operating income. Management estimates the fair value of contingent consideration each quarter based on its most recent financial forecast. To the extent our forecast increases, the fair value of the contingent consideration will increase with the change in fair value recorded to operating expense. Conversely, to the extent our forecast decreases, the fair value of the contingent consideration will decrease with the change in fair value recorded as a reduction in operating expense. With the settlement of the MedCafe, Inc. earn out liability, our future operating results may be subject to a significantly lower level degree of fluctuation.

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

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2011 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Results from Operations

The following table summarizes our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2011 (dollars in thousands).

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2010	2011	$	%
	(unaudited)
Total revenues, net	$24,090	$26,602	$2,512	10%
Total cost of revenues	8,342	10,861	2,519	30%
Gross profit	15,748	15,741	(7)	*
Operating expenses:
Sales and marketing	7,619	7,319	(300)	(4)%
Research and development	5,128	5,519	391	8%
General and administrative	3,299	4,259	960	29%
Gain on settlement and change in fair value of contingent consideration	240	(1,622)	(1,862)	*
Total operating expenses	16,286	15,475	(811)	(5)%
Income (loss) from operations	(538)	166	704	*
Interest income	25	15	(10)	40.0%
Other income, net	—	3	3	*
Income (loss) before income taxes	(513)	284	797	*
Benefit from income taxes	849	402	(447)	(53)%
Net income	$336	$686	$350	104%

*                                         Not meaningful

The following table summarizes our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011 (dollars in thousands).

	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2010	2011	$	%
	(unaudited)
Total revenues, net	$73,703	$83,638	$9,935	13%
Total cost of revenues	23,330	30,018	6,688	29%
Gross profit	50,373	53,620	3,247	6%
Operating expenses:
Sales and marketing	22,011	23,231	1,220	6%
Research and development	14,512	17,075	2,563	18%
General and administrative	11,249	16,424	5,175	46%
Facilities exit costs	—	618	618	*
Gain on settlement and change in fair value of contingent consideration	885	(7,696)	(8,581)	*
Total operating expenses	48,657	49,652	995	2%
Income from operations	1,716	3,968	2,252	*
Interest income	73	67	(6)	(8)%
Interest expense	(214)	—	214	*
Other income, net	2	180	178	*
Gain on sale-leaseback of building	1,689	—	(1,689)	*
Income before income taxes	3,266	4,215	949	29%
Provision for income taxes	(2,142)	(1,261)	881	41%
Net income	$1,124	$2,954	$1,830	*

*                                         Not meaningful

Historically, we were organized as having one operating segment, Subscriptions and Interactive Services. Beginning in 2010, we reorganized our operations and identified an additional operating segment, EHR. Therefore, we currently have two reportable segments, “Subscriptions and Interactive Services” and “EHR”.

We do not allocate certain expenses to our segments that benefit both segments, such as stock based compensation, general and administrative expenses and certain marketing and research and development expenses. The following table summarizes our operating results by operating segment for the three months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$24,090	—	$24,090	$26,595	$7	$26,602
Income (loss) from operations (1)	7,808	(1,973)	5,835	5,817	(425)	5,192
Unallocated items:
Stock based compensation			(1,569)			(1,127)
Other unallocated corporate costs			(4,804)			(3,999)
Income (loss) from operations, as reported			(538)			266
Interest income			25			15
Interest expense			—			—
Other income (expense), net			—			3
Gain on sale-leaseback of building			—			—
Income (loss) before income taxes, as reported			$(513)			$284

(1)   Includes gain on settlement and change in fair value of contingent consideration of $1.6 million in the EHR segment for the three months ended September 30, 2011.

The following table summarizes our operating results by operating segment for the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2011
	Subscriptions and Interactive Services	Electronic Health Records	Total	Subscriptions and Interactive Services	Electronic Health Records	Total
Net revenue from external customers	$73,703	—	$73,703	$83,631	$7	$83,638
Income (loss) from operations (1)	27,993	(6,126)	21,867	30,350	(4,078)	26,072
Unallocated items:
Stock based compensation			(4,704)			(5,457)
Facilities exit costs			—			(618)
Other unallocated corporate costs			(15,447)			(16,229)
Income from operations, as reported			1,716			3,968
Interest income			73			67
Interest expense			(214)			—
Other income (expense), net			2			180
Gain on sale-leaseback of building			1,689			—
Income before income taxes, as reported			$3,266			$4,215

(1)   Includes gain on the settlement and change in fair value of contingent consideration of $5.9 million and $1.8 million, in the Subscriptions and Interactive Services segment and the EHR segment, respectively, for the nine months ended September 30, 2011.

Revenues:

We generate revenue through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and by providing healthcare companies with interactive services to communicate with our network of users.

The following is a breakdown of net revenue from subscriptions and interactive services for the three and nine months ended September 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2011	%	2010	2011	%
Subscriptions	$5,765	5,150	(11)%	$17,315	17,452	1%
Interactive Services	18,325	21,452	17%	56,388	66,186	17%
	$24,090	$26,602	10%	$73,703	83,638	13%

Subscription revenues decreased $0.6 million or 11% in the three months ended September 30, 2011 compared to three months ended September 30, 2010. The decline was due primarily to decrease in sale of subscription products to the pharmaceutical companies and decline in the paid user base. This decline was partially offset by an increase in paid subscription revenue from the products of our acquisition of Modality. During the first quarter of 2011, we converted several key Modality applications to the Epocrates brand to provide more powerful solutions to physicians.

Subscription revenue increased $0.1 million or 1% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was due primarily to an increase in paid subscription revenue from the products of our acquisition of Modality.

We expect the percentage of users who pay for a subscription to continue to remain flat in 2011. As a result, we expect subscription revenue from our premium products to decrease as a percentage of total revenue in the future. However, we expect this percentage decrease will be partially offset by the revenue generated from the sale of applications of Modality and revenue from our EHR product, which was launched in July 2011.

The $3.1 million increase in interactive services in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was driven by $2.1 million increase in DocAlert clinical messaging services and $1.4 million increase in revenue from virtual representative services. The growth in DocAlert clinical messaging services revenue was driven by a greater volume of messages delivered in accordance with contractual terms with customers during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The growth in the virtual representative services revenue was driven by a higher number of launches of our existing products and introduction of new products such as the mobile drug sampling service in 2011.  From time to time contracts with our clients are mutually cancelled and as a result the client may forfeit a portion of fees payable under their contract.  Any forfeited fees related to a cancellation are recorded as revenue upon cancellation of the contract.

The $9.8 million increase in interactive services in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was driven by $6.7 million increase in DocAlert clinical messaging services and $4.8 million increase in revenue from virtual representative services, partially offset by a $2.1 million decrease in revenue from formulary hosting services.

The growth in DocAlert clinical messaging services revenue was driven by a greater volume of messages delivered in accordance with contractual terms with customers during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The virtual representative services were first launched in the first quarter of 2010 and the growth in revenue was driven by a higher number of launches of our existing products and introduction of new products such as the mobile drug sampling service in 2011.The decline in formulary hosting services revenue was due to more revenue recognized on contracts signed prior to the adoption of the new revenue recognition guidance in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011. Revenue on contracts signed prior to the adoption of the new revenue recognition guidance on January 1, 2009 was deferred until all items in the contracts had been fully delivered. There were several older contracts for which all performance obligations were completed in the nine months ended September 30, 2010 and therefore the entire revenue on such contracts was recognized in this period. There was a fewer number of such contracts on which the entire revenue was recognized in the nine months ended September 30, 2011. This resulted in lower revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Historically, our interactive services revenue and particularly our clinical messaging revenues have grown at a much faster rate than subscription revenues. We expect this trend to continue as the use of electronic services as a medium to communicate with healthcare providers continues to gain acceptance within the pharmaceutical industry.

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

We continue to provide high value point of care solutions to our large network of physicians as demonstrated by new product offerings and the launch of the new EHR platform. We expect that continued growth in DocAlert messages, new virtual representative services, the Epocrates App network and our SmartSite online resource will complement our core business, strengthen our user network and extend our leadership position in point of care solutions. We intend to introduce more advanced capabilities to help ensure physician practices are eligible to achieve the maximum incentives. Accordingly, we expect to generate higher bookings and revenues from our EHR product beginning in the first half of 2012 as our product gains market acceptability and we broaden our product offering.

Cost of revenues:

Cost of revenues consists of the costs related to providing services to customers. These costs include salaries and related personnel expenses, stock based compensation, service support costs, payments to participants in market research surveys we conduct for our customers, third party royalties, amortization expense associated with capitalized software and acquired intangible assets  and allocated overhead.

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

The following is a breakdown of cost of revenue related to subscriptions and interactive services for the three and nine months ended September 30, 2010 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2011	%	2010	2011	%
Subscriptions	$1,440	$2,175	51%	$4,819	$6,017	25%
Interactive Services	6,902	8,686	26%	18,511	24,001	30%
	$8,342	10,861	30%	$23,330	30,018	29%

Cost of subscription revenue as a percentage of subscription revenue was 25% and 42% for three months ended September 30, 2010 and 2011, respectively. Cost of subscription revenue as a percentage of subscription revenue was 28% and 35% for the nine months ended September 30, 2010 and 2011, respectively. This increases in cost of subscription revenue for the three and nine months ended September 30, 2011 compared to the same period in the prior year, were due primarily to an increase in third party royalty costs and due to an increase in the amortization of capitalized software related to our EHR product which commenced during the third quarter of 2011. In addition, with the announcement of the first phase availability of our EHR platform, we incurred significant costs towards customer and technical support and implementation and training services.

The increase in cost of interactive services in the three and nine month periods ended September 30, 2011 compared to the three and nine month period ended September 30, 2010 was due primarily to an increase in the amortization of intangible assets. Specifically, we began amortizing the purchased intangibles related to the acquisition of Modality in November 2010 and we began amortizing the purchased intangibles related to the acquisition of MedCafe in July 2010.

We recorded amortization costs for acquired intangible assets of $0.5 million and $1.1 million in the three months ended September 30, 2010 and 2011, respectively, and $0.5 million and $3.1 million in the nine months ended September 30, 2010 and September 30, 2011, respectively. Cost of interactive services revenue as a percentage of interactive service revenue was 38% and 40% for the three months ended September 30, 2010 and 2011, respectively and 33% and 36% for the nine months ended September 30, 2010 and 2011, respectively. We expect that the cost of interactive services revenue will continue to increase.

Sales and marketing expense:

Sales and marketing expense consists primarily of salaries and related personnel expenses, sales commissions, stock based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead. Commissions are expensed upon collection of customer invoices.

Sales and marketing expense decreased $0.3 million, or 4%, for the three months ended September 30, 2011 compared to three months ended September 30, 2010. The decrease was due primarily to a decline in stock based compensation expense of $0.4 million as a result of the mark to market pricing for certain repriced options and lower non-EHR employee related costs of $0.4 million. The decrease in non-EHR employee costs was due to lower bonuses and commission in the three months ended September 30, 2011 compared to the same period in the prior year. These decreases were offset by  increased salary, consulting and other costs to support the release of our EHR product.  Sales and marketing expense as a percentage of total net revenue for the three months ended September 30, 2010 and 2011 was 32% and 28%, respectively.

Sales and marketing expense increased approximately $1.2 million, or 6%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due primarily to increased salary, consulting and other costs to support the release of our EHR product. Sales and marketing expense as a percentage of total net revenue for the nine months ended September 30, 2010 and 2011 was 30% and 28%, respectively.

We expect sales and marketing expense to continue to increase as we continue to develop and launch new interactive service offerings and as we increase our EHR marketing efforts.

Research and development expense:

Research and development expense consists primarily of salaries and related personnel expenses, stock based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased $0.4 million, or 8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was primarily due to an increase in non-EHR related salary and other personnel costs of $1.6 million for the additional headcount needed to support the development and release of our new products and increased headcount from our recent acquisition of Modality, offset by a reduction in EHR related costs of $0.8 million and lower stock compensation expense of $0.5 million as a result of mark to market pricing of certain repriced options. Research and development expenses relating to our new EHR platform were lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as we started the capitalization of the costs related to our new EHR platform upon reaching technological feasibility in March 2011 with the launch of our Beta version of the EHR platform. Under GAAP, software development costs are charged to expenses until technological feasibility is established. Costs incurred after technological feasibility is established are capitalized until the product is launched. Accordingly, most of the costs incurred on the development of the platform have been capitalized since March 2011, thereby resulting in a reduction in the EHR related research and development costs. We have commenced amortization of the software development costs upon announcing the first phase availability of our EHR platform in July 2011. Such amortization is reflected in cost of revenue. We will continue to capitalize the costs associated with developing new features and functionalities relating to our EHR product until their launch as such product enhancements are intended to extend the life and significantly improve the marketability of our existing product. Research and development expense as a percentage of total net revenue for each of the three months ended September 30, 2010 and 2011 was 21%.

Research and development expense increased $2.6 million, or 18%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to an increase in non-EHR related salary and other personnel costs of $3.6 million for the additional headcount needed to support the development and release of our new products and increased headcount from our recent acquisition of Modality, offset in part by a reduction in EHR related costs of $0.9 million. Research and development expense as a percentage of total net revenue for the nine months ended September 30, 2010 and 2011was 20%.

We expect research and development spend to increase as we continue to develop new interactive service offerings and enhance our EHR offering based on user feedback, market demands and ongoing development programs.

General and administrative expense:

General and administrative expense consists primarily of salaries and related personnel expenses, stock based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense increased $1.0 million, or 29%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was primarily due to increase in salary and personnel costs of $0.8 million. We incurred higher salary and personnel costs, including stock-based compensation, in the three months ended September 30, 2011, due to the additional headcount needed to support the compliance with the regulatory requirements of being a public company. General and administrative expense as a percentage of total net revenue for the three months ended September 30, 2010 and 2011 was 14% and 16%, respectively.

General and administrative expenses increased $5.2 million, or 46%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to increased legal and professional fees of $1.5 million, an increase in stock based compensation of $1.7 million and an increase in salary and personnel costs of $1.2 million. We incurred significant legal and other professional service fees to support our compliance with a subpoena received in connection with an ongoing SEC investigation related to our expert network services, and to support our annual SEC filings. We incurred higher salary and personnel costs, including stock-based compensation, in the nine months ended September 30, 2011, due to the additional headcount needed to support the compliance with the regulatory requirements of being a public company. Stock-based compensation expense was also higher in the nine months ended September 30, 2011 due to $0.7 million of additional charge recorded for the modification to the terms of the options granted to certain directors. General and administrative expense as a percentage of total net revenue for the nine months ended September 30, 2010 and 2011 was 15% and 20%, respectively.

We expect general and administrative expense, excluding non-recurring expenses such as legal expenses associated with the SEC subpoena and stock option expense associated with the modification of options, to decrease in the remainder of 2011. However, we may incur additional costs in connection with the SEC inquiry and compliance with the subpoena. While the SEC’s letter states that, at this time, it has not concluded any violations of securities laws have occurred, we can make no guarantee that legal action will not result from this inquiry.

Facilities exit costs:

We recorded a charge of approximately $0.6 million for the nine months ended September 30, 2011 relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non cancellable lease with the landlord, which does not expire until the end of 2012 and therefore will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property.

Gain on settlement and change in fair value of contingent consideration:

We acquired certain intangible assets of Caretools, Inc., in June 2009 and of MedCafe. Inc., in February 2010. These acquisitions were accounted for as business combinations under GAAP. For the three months ended September 30, 2010, we recorded an increase in the contingent consideration expense of $0.2 million compared to a reduction in the contingent consideration expense of $1.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2010, we recorded an increase in the contingent consideration expense of $0.9 million compared to a reduction in the contingent consideration expense of $7.7 million. The change in the fair value of the contingent consideration was due in part to changes in discount periods as well as revised estimates of revenue and operating results expected to be generated using the acquired technologies. In April 2011, we paid approximately $0.5 million towards the first installment of the earn out consideration.  In June 2011, we entered into an agreement with the sellers of MedCafe, Inc. to settle the earn out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011.

As of September 30, 2011, we continue to have approximately $0.4 million of earn-out liability associated with our acquisition of Caretools, Inc. To the extent we are successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record additional contingent consideration expense. Conversely, to the extent we are not successful in developing and then successfully launching our new products using the acquired companies’ technology, we will record a reduction to contingent consideration expense.

Interest income:

Interest income was essentially flat for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Although average cash and short-term investment balances increased during the three and nine months ended September 30, 2011, the continued decline in prevailing interest rates in 2011 compared to 2010 resulted in only a slight decrease in interest income.

Interest expense:

We incurred interest expense of $0 and $0.2 million for the three and nine months ended September 30, 2010, respectively, compared to $0 for the three and nine months ended September 30, 2011. Interest expense recorded for the nine months ended September 30, 2010 related to rent payments on our San Mateo facility which we capitalized. Interest expense decreased during the nine months ended September 30, 2011 due to a sale-leaseback of our San Mateo facility.

Other income (expense), net:

We recorded other income (expense), net of $0 and $2,000 in the three and nine months ended September 30, 2010, respectively, compared to $3,000 and 0.2 million in the three and nine months ended September 30, 2011. In the second quarter of 2011, we received a refund on the property taxes paid in prior years on our San Mateo facility, which has been recorded as other income.

Gain on sale-leaseback of building:

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

Benefit from (Provision for) for income taxes:

For the three months ended September 30, 2010 and 2011 we recorded an income tax benefit of $0.8 million and $0.4 million, respectively. For the nine months ended September 30, 2010 and 2011, we recorded an income tax provision of $2.1 million and $1.3 million, respectively. At September 30, 2011 our estimate of the annual effective tax rate was approximately 35%. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to incentive stock options, or “ISOs”, and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISOs by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. We recorded a tax benefit of approximately $0.2 million in the three months ended September 30, 2011, as a result of disqualifying dispositions of ISOs upon the expiration of the IPO lock up period. Our estimated annual effective tax rate could materially decrease if there are a significant number of disqualifying dispositions of ISOs in the fourth quarter of 2011 and 2012.

Liquidity and capital resources

Cash flow from operating activities has been positive on an annual basis since 2003. Most of our expenditures are for personnel and facilities. As revenues have grown, operating expenses have also increased. Our principal sources of liquidity as of September 30, 2011 consisted of cash, cash equivalents and short term investments of $84.2 million, compared to $54.7 million at December 31, 2010. The increase was primarily due to net proceeds from our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock, and an increase in capital expenditures in the form of capitalized software development costs and payment of the earn out liability associated with our 2010 acquisition of MedCafe, Inc.

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

Operating activities

Cash provided by operating activities was $7.6 million for the nine months ended September 30, 2011 compared to $9.8 million for the nine months ended September 30, 2010. Operating cash flows for the nine months ended September 30, 2011 were primarily driven by net income after adjusting for certain non-cash items including stock-based compensation, depreciation and amortization, amortization of intangible assets, gain on settlement and change in the fair value of contingent consideration, and the impact of changes in operating assets and liabilities. Cash generated from accounts receivable was approximately $3.9 million due to higher collections during the first nine months of 2011. The decrease in accounts payable of $1.0 million was mainly due to timing of disbursements. The decrease in deferred revenue of $1.5 million in the nine months ended September 30, 2011 was driven by revenue recognition on older contracts in the nine months ended September 30, 2011. There were several older contracts signed prior to the adoption of the new revenue guidance on January 1, 2009, for which entire revenue was recognized upon completion of performance obligations in the nine months ended September 30, 2011.  Other accrued liabilities decreased $2.7 million due primarily to the payment of the 2010 employee bonuses in April 2011.

Investing activities

Cash used in investing activities was $8.4 million for the nine months ended September 30, 2011. This was driven primarily by capital expenditures, which includes capitalized internal use software and capitalized software for sale of $7.9 million.

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

The following table summarizes our investments in cash, cash equivalents and short-term investments as of December 31, 2010 and September 30, 2011 (in thousands):

	December 31,	September 30,
	2010	2011
Cash	$10,676	$63,560
Cash equivalents	25,311	1,701
Short-term investments	18,697	18,950
Total cash, cash equivalents and short-term investments	$54,684	$84,211
Unrealized gain (loss) on available-for-sale securities	—	(4)

Financing activities

Cash provided by financing activities was $30.1 million in the nine months ended September 30, 2011. Cash provided by financing activities in the nine months ended September 30, 2011 was due primarily to proceeds from our IPO, net of issuance costs, of approximately $64.2 million and from exercise of stock options of $2.4 million, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock and payment of $6.9 million to the sellers of MedCafe, Inc. towards the first installment and settlement of the earn out consideration.

Contractual obligations

The following table summarizes our contractual obligations as of September 30, 2011 and the years in which these obligations are due (in thousands):

		Remainder of
	Total	2011	2012 - 2013	2014 - 2015	Other
Operating leases(1)	7,683	689	5,199	1,795	—
Minimum royalty and contract license fees(2)	10,085	2,513	6,372	1,200	—
Purchase obligations and others(3)	972	108	864	—	—
Uncertain tax positions(4)	1,062	—	—	—	1,062
Fair value of contingent consideration(5)	449	—	—	—	449
Total	$20,251	$3,310	$12,435	$2,995	$1,511

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

This compares to our contractual obligations as of December 31, 2010, of $60.9 million.  The primary reason for the decrease is the accrued dividend on Series B mandatorily redeemable convertible preferred stock of $29.3 million existing on December 31, 2010, which was paid in connection with the closing of our IPO in February 2011.  The second major driver was a reduction of fair value of contingent consideration from $15.0 million to $0.4 million as a result of our settlement of the earn out consideration required to be paid by us in connection with the MedCafe acquisition.  See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

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

Other financial data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Adjusted EBITDA(1)	$2,729	$2,164	$10,573	$10,098
Net cash provided by (used in) operating activities	2,366	3,091	9,789	7,618
Capital expenditures	(742)	(1,956)	(3,086)	(7,944)

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

•                  in communications with the board of directors, stockholders, analysts and investors concerning our financial performance; and

•                  as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net Income	$336	$686	$1,124	$2,954
Interest income	(25)	(15)	(73)	(67)
Other income (expense), net	—	(3)	(2)	(180)
Provision for (benefit from) income taxes	(849)	(402)	2,142	1,261
Depreciation and amortization	803	1,221	2,240	3,245
Amortization of purchased intangibles	523	1,053	548	3,112
Stock based compensation	1,569	1,127	4,704	5,457
Gain on settlement and change in fair value of contingent consideration (1)	240	(1,622)	885	(7,696)
Gain on sale-leaseback of building	—	—	(1,689)	—
Others (2)	132	119	694	2,012
Adjusted EBITDA	$2,729	$2,164	$10,573	$10,098

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of proceeds

On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our IPO. As a result of our IPO and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our IPO of approximately $3.0 million. The net proceeds were to be used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance to be used for general corporate purposes. From the effective date of the registration statement through September 30, 2011, we used all of the net proceeds of the offering for working capital purposes, research and development, sales and marketing and capital expenditures.

There was no material change in the use of proceeds from the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

Date: November 10, 2011

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