Form 10-K
period 2011-12-31
EPOCRATES INC
filed 2012-03-19
CIK 1096738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission file number: 001-35062

Epocrates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3326769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011 (based upon the closing sale price of the registrant’s common stock listed as reported on the NASDAQ Global Select Market), was approximately $335,213,000. This calculation excludes approximately 5,248,000 shares held by directors, executive officers and by each person or investor affiliated with a member of the Board of Directors as of June 30, 2011. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

The number of shares of common stock outstanding as of February 29, 2012 was 24,573,455.

EPOCRATES, INC.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this report.

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

Item 1.   Business

Overview

Epocrates is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Our user network consists of well over one million healthcare professionals; including approximately 340,000, or more than 50% of, U.S. physicians. Epocrates’ portfolio features top-ranked medical apps, including the industry’s #1 used mobile drug reference, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique physician platform are referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple iOS, Android and BlackBerry.

We generate approximately 80% of our revenue from providing healthcare companies with interactive services to communicate with our network of users (60%) and by leveraging our network of healthcare professionals for market research services (20%). Our user network is one of our most valuable assets and we strive to strengthen this network by increasing physician engagement and by introducing additional tools to support healthcare professionals at the point of care. We also generate revenues from the sale of our subscription products to healthcare professionals, which accounts for the remaining 20% of our revenues.

In July 2011, we entered a controlled release of the Epocrates electronic health record, or “EHR,” mobile and web-based EHR offering focused on the solo and small group practices sector. We did not generate any material revenues from our EHR offering in 2011. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. The Board of Directors made this determination in order to focus Epocrates’ efforts on its core business, Subscriptions and Interactive Services, and due to the future uncertainty and ongoing investment required for the EHR product. Epocrates will explore strategic alternatives for the EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth fiscal quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

Reportable Segments

Subscriptions and Interactive Services

Subscriptions revenue

The majority of healthcare professionals in our network use our free products and services and do not purchase any of our premium subscriptions. Premium subscriptions are available to our mobile physician platform and our online drug and clinical reference product, and site licenses or codes may be purchased for access to either our mobile or online products. We also sell subscriptions to nearly 65 education, learning and clinical applications, which we own as a result of our acquisition of Modality, Inc. in late 2010, for the Apple iOS platform. This channel’s revenues are not significant to our consolidated total revenues, net. Approximately 20% of our revenue is derived from premium subscriptions.

Epocrates mobile physician platform

Our proprietary drug content included in our drug reference tool provides convenient access to information healthcare professionals need at the point of care, such as dosing, drug interactions, pricing and insurance coverage for thousands of brands, generic and over-the-counter drugs. Physicians trust Epocrates for accurate and timely content.

In October 2011, we launched a redesign of our drug reference tool to create a new platform that provides healthcare professionals with improved, faster access to our trusted drug content, as well as additional tools. In addition to access to our proprietary drug reference tool with dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs, physicians now have better access and increased awareness of other resources from Epocrates and its partners. The Epocrates physician platform condenses all available and relevant medical information on one dashboard which may be customized according to each user’s unique needs. Our new platform should raise awareness of our interactive services such as EssentialPoints, Contact Manufacturer and Mobile Sample Closet. We have also built an app directory that resides on the Epocrates platform and provides healthcare professionals with convenient, centralized access to a portfolio of reference, education and clinical apps. Our new platform serves as a channel for Epocrates to partner on development and distribution of apps.

Epocrates online drug and clinical reference products

We offer online drug and clinical reference tools for free or through a premium subscription. The free online product includes the same drug and formulary information found in the free mobile product. It also includes complimentary access to disease content developed in conjunction with the BMJ Group, publishers of the British Medical Journal, as well as patient education handouts available in English and Spanish.

Our online premium product includes the items mentioned above, as well as an alternative medicine database, hundreds of medical equations, clinical criteria and unit/dose converters. The online premium version may be purchased by individuals on the Epocrates website or by groups through our institutional sales team.

Interactive Services

We generate approximately 80% of our total revenues, net by working with third parties to engage with our clinician network. Specifically, providing an effective channel for pharmaceutical companies to communicate with their target audience in a cost-effective manner generates 60% of revenue, and an additional 20% is generated through market research services with our extensive physician network. To date, our interactive services clients have included all of the top 20 global pharmaceutical companies by sales and hundreds of individual pharmaceutical brands. Our interactive services include:

DocAlert clinical messaging.  DocAlerts are short, clinically relevant messages that deliver news and alerts including product approvals, clinical study results, practice management information, industry guidelines and formulary status changes to our users. The majority of these DocAlert messages are not sponsored. The balance of DocAlert messages are sponsored by our clients and are marked as such. These messages serve as a vehicle for our clients to communicate key scientific and medical information to clinicians as a way to keep them informed. Depending on the alert, clinicians may have the option to view additional information on their mobile devices, save the messages for future reference, forward the message to a colleague or request additional information via e-mail.

Virtual Representative Services.  Our fully-integrated mobile promotional programs supplement and replicate the traditional sales model with services typically provided during representative interactions – such as drug detailing, sampling and patient literature delivery, which we provide through Epocrates’ Mobile Sample Closet – as well as the ability to contact drug manufacturers at the point of care. Through Epocrates’ Essential Points, our pharmaceutical clients may sponsor activities on relevant topics which Epocrates communicates via two to seven minute overviews on physicians’ mobile devices. Our pharmaceutical clients also leverage the Epocrates’ App Network, a service which provides our clients with development, distribution (or a combination of these two offerings) or sponsorship of apps which are offered to targeted groups of physicians in our network.

Epocrates market research.  We recruit healthcare professionals based on occupation, specialty, years in practice, practice setting and geography to participate in market research activities such as online surveys, Q&A sessions and one-on-one interviews. Customers contract with us and pay a fee to us for access to a targeted group of our users whom they wish to survey. We pay a portion of this fee to the survey participants as an incentive for them to participate. Numerous market research firms have used our services to recruit healthcare professionals for market research surveys on behalf of the healthcare and financial services industries.

Formulary hosting.  Our clients contract with us to host their formulary and make it available to our users for a one to three year period. Healthcare professionals have the option to download plan formulary lists by geographic area or patient demographic at no cost. We work with large national health insurance, regional and Medicaid plans, and we collaborate with the Centers for Medicare and Medicaid Services, or “CMS,” to offer formulary information for all Medicare Part D plans. For each plan, we integrate co-pay levels, quantity limits and prior authorization requirements into our core drug reference products and display lower-cost and generic alternatives so physicians may select a less expensive treatment, reducing costs to patients and health plans.

Mobile resource centers. This educational service allows healthcare professionals to stay current on clinical developments for a variety of diseases, conditions and topics. Typically sponsored by a pharmaceutical company for a year at a time, each resource center is developed in conjunction with a key opinion leader for that specific disease or condition. The content is updated on a regular basis and includes information such as news abstracts, conference highlights and commentary on medical advances in the field.

Electronic Health Records

In July 2011, we entered a controlled release of the Epocrates EHR mobile and web-based EHR offering, with the intent to offer a full product in 2012. Our EHR solution was designed to meet the distinct needs of primary care practices with 10 or fewer physicians and position users to qualify for subsidies under the Health Information Technology for Economic and Clinical Health Act, passed as part of the American Recovery and Reinvestment Act of 2009. Our solution is a secure, mobile and web-based Software-as-a-Service system featuring core capabilities including patient encounter notes, electronic lab integration, ePrescribing and Epocrates’ market-leading drug content. The market for EHR products is competitive, crowded and we have limited experience in that market. In 2011, the EHR segment did not generate a significant amount of revenue.

As indicated in the Overview section above, on February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

Financial Information About Segments

Segment information for the years ended December 31, 2011, 2010 and 2009 is reported in Note 16 – Segment Information.

Intellectual Property

We rely upon a combination of trade secret, copyright, trademark and patent laws, license agreements, confidentiality procedures, employee and client non-disclosure agreements to protect the intellectual property used in our business. We currently have six issued patents, which expire between 2020 and 2023, and three pending patent applications.

We use trademarks, trade names and service marks for our drug and clinical reference products and interactive services, including DocAlert®, Epocrates®, Epocrates Honors®, Epocrates ID®, Epocrates Lab™, Epocrates MedTools®, Epocrates Rx®, Epocrates Rx Pro®, Epocrates Dx®, Epocrates QuickSurvey®, Epocrates QuickRecruit®, Epocrates MedInsight®, EssentialPoints® and MedCafe®. We also use other registered and unregistered trademarks and service marks for our various services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business, including http://www.epocrates.com. We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.

Backlog

Our backlog consists of firm purchase orders by customers for delivery as well as deferred revenue recorded on the balance sheet. As of December 31, 2011, backlog was approximately $79.0 million, compared to approximately $86.0 million as of December 31, 2010. A majority of our unfilled orders will be recognized as revenue in the 2012 fiscal year. Backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

Competition

The markets in which we participate are competitive and dynamic, subject to developments in technology and the healthcare industry. Our management team includes experienced healthcare, pharmaceutical and information technology industry executives. We benefit from their operational experience, thorough understanding of the marketplace and extensive relationships with pharmaceutical companies and other existing and potential clients.

Drug and clinical reference tools. Healthcare professionals use mobile, online and print media to reference clinical information. All of these media compete for the attention of healthcare professionals on the basis of providing access to relevant and reliable clinical information as well as the compatibility on mobile platforms. Our mobile and online drug and clinical reference tools primarily compete with Medscape, a division of WebMD Health Corp. and UpToDate Inc., a division of Wolters Kluwer Health.

We compete primarily on the ability to reach and communicate with healthcare professionals. The Epocrates brand is recognized and endorsed among healthcare professionals as a trusted and accurate source of drug and clinical information. Our brand has enabled us to build a large and active network of users, which enhances our ability to market our interactive services. Our network of healthcare professionals has grown primarily through word-of-mouth marketing; the breadth and loyalty of our user network are not easily replicated. Management continuously monitors the strength of our brand through market research.

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

Our mobile products are not dependent on continuous access to the Internet, and therefore are fast and accessible to our users. Our infrastructure is designed to seamlessly control and deploy robust and customized content to a large number of users, allowing for simple and efficient downloads and updates of our clinical information. These attributes continue to be significant advantages in supporting our network.

Interactive services. Our interactive services business competes with traditional sales and marketing methods, including sales representatives, for promotional spend by pharmaceutical companies. It also competes with companies marketing pharmaceutical company products, programs and services to healthcare professionals. These competitors include Medscape and Physicians Interactive.

Our interactive services enable pharmaceutical companies to achieve returns on their marketing investments, increase the reach and frequency of interactions with prescribing physicians on new, niche and established brands, and more effectively support underserved geographic markets. We compete on the basis of several factors, including the breadth and depth of our services, our reputation, the relevance and reliability of our content and our extensive physician user network.

Epocrates market research. Our market research business competes with firms such as Medefield America and All Global. Both of these firms recruit physicians to participate in surveys, often by phone, fax, e-mail or traditional mail. It also competes with market research companies that have assembled their own panels of healthcare professionals. Epocrates competes in this space by leveraging its extensive and loyal physician member network whose users are more likely to be responsive to a company and brand they know and trust. Additionally, in January 2012, Epocrates announced a partnership with M3 Inc. to create the world’s largest verified physician and healthcare provider panel. By combining their high-quality, opted-in physician panels, the companies can now offer a global market research sampling solution.

Electronic health records. During 2011, we competed with companies selling EHR solutions to solo and small group physician practices, including eClinicalWorks and Allscripts. We competed in this space through brand recognition and by leveraging our extensive physician user network and developing a solution tailored specifically for use in solo and small group practices. We did not have a strong competitive position in the EHR market in 2011, which contributed to our decision to discontinue the development of our EHR offering in 2011.

Research and Development

Our expenditures for research and development were $22.8, $19.7 and $14.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $1.7 million, $4.0 million and zero related to EHR. Additionally, we capitalized $6.5 million and $0.7 million of costs related to EHR in 2011 and 2010. In the fourth quarter of 2011, we recorded a charge of approximately $6.7 million to write off the carrying value of capitalized software related to the EHR reporting unit down to its estimated fair value of zero.

User Privacy and Trust

We have internal policies and practices relating to, among other things, content standards and user privacy, designed to foster relationships with our users. In addition, we are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. We have also provided certification to the U.S. Department of Commerce to qualify for the safe harbor exception to the European Union Data Protection Directive established for U.S. based corporations. Our privacy policy informs website users and visitors of the information we collect about them and about their use of our services. We also explain the choices available as to how their personal information is used and how we protect that information. Additionally, we comply with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store or transmit credit card information maintain a secure environment.

Government Regulation

Most of our revenue is derived directly from the healthcare industry, and from pharmaceutical companies in particular. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our users. Recently, healthcare reform has been enacted at the federal level, and there have been enforcement initiatives targeting the healthcare industry’s promotional practices, as well as proposals to increase the regulation of pharmaceutical companies. We expect federal and state legislatures and agencies to continue to consider programs to reform or revise aspects of the U.S. healthcare system and the approval and promotion of pharmaceuticals. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their spending or postponing decisions, including purchasing our products and services.

Laws and regulations have also been adopted, and may be adopted in the future, that address Internet-related issues, including mobile and online content, privacy, online marketing, unsolicited commercial e-mail, taxation, pricing and quality of services. Many laws are complex and their application to specific services may not be clear. In particular, many existing laws and regulations, when enacted, do not anticipate the clinical information and interactive services that we provide. However, these laws and regulations may nonetheless be applied to our services. Refer to “Item 1A. Risk Factors,” and particularly the risk factors entitled “Healthcare and consumer protection regulations and legislation create risks and challenges with respect to our compliance efforts and our business strategies” and “We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services,” for specific information regarding how certain governmental regulations pertain to us.

Long-lived Assets and Revenues

All of our long-lived assets are located within the U.S. Our revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the U.S. Revenue from clients outside the U.S. is not material for the years ended December 31, 2011, 2010 or 2009, and no single customer accounted for more than 10% of net revenue for the same periods. For the years ended December 31, 2011, 2010 and 2009, interactive services revenue accounted for $90.8 million, $79.3 million and $74.7 million of our revenues, respectively, and subscription revenues accounted for $22.5 million, $24.7 million and $19.0 million of our revenues, respectively.

The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year and we expect this trend to continue.

Employees

As of December 31, 2011, we had approximately 360 employees. None of our employees is covered by a collective bargaining agreement.

Executive Officers of the Registrant

Our current executive officers and their respective ages and positions are:

Name	Age	Position
Peter C. Brandt	54	Interim President and Chief Executive Officer
Patrick D. Spangler	56	Chief Financial Officer
Matthew A. Kaminer	38	General Counsel and Secretary
David B. Burlington	48	Chief Operations Officer
Heather A. Gervais	41	Senior Vice President, Commercial Operations
Adam E. Budish	51	Senior Vice President, Sales

Peter C. Brandt has served on our Board since February 2011, and has served as our Interim President and Chief Executive Officer since November 16, 2011. Since September 2009, Mr. Brandt has been serving on the boards of directors for various healthcare companies. From April 2008 to August 2009, Mr. Brandt served as President and CEO of Noven Pharmaceuticals, Inc., a specialty pharmaceutical company, where he was responsible for the overall management of the company. From May 2007 to April 2008, Mr. Brandt served as a consultant for various healthcare companies. From January 2006 to May 2007, Mr. Brandt served as President of U.S. Pharmaceutical Operations of Pfizer, Inc., a biomedical and pharmaceutical company, and as President of Latin American Pharmaceutical Operations and Senior Vice President of Global Pharmaceuticals overseeing Finance, Information Technology, Planning and Business Development departments, as well as the Pfizer Health Solutions department from January 2004 to December 2005. Mr. Brandt holds a B.A. from the University of Connecticut and an M.B.A. from Columbia University. Mr. Brandt previously served on the Board of Directors of Noven Pharmaceuticals, Inc. and currently serves as a director of Rexahn Pharmaceuticals, Inc. and Auxilium Pharmaceuticals, Inc. The Nominating Committee believes that Mr. Brandt’s extensive experience in the pharmaceutical industry and financial matters makes him a valuable member of the Board. Mr. Brandt was identified by a recruiter and elected to the Board to fill a vacancy created by the resignation of a member of the Board and, prior to his appointment as Interim President and CEO, to serve as a member of our Audit Committee.

Patrick D. Spangler has served as our CFO since September 2010. From May 2010 to September 2010, Mr. Spangler served as Operating Partner at Three Fields Capital, a private equity and venture capital firm, where he was responsible for evaluating the merits of investment opportunities and functioned as operating partner. From June 2009 to April 2010, Mr. Spangler served as CFO for High Jump Software Inc., a supply chain management software company. From April 2005 to January 2009, Mr. Spangler served as Senior Vice President and CFO for ev3 Inc., a medical device company, and as its Treasurer from April 2005 to February 2008, where he was responsible for various finance functions, including corporate planning, tax, treasury operations, corporate development, risk management and audit. From June 1997 to January 2005, Mr. Spangler served as Executive Vice President, CFO and Assistant Secretary for Empi, Inc., a company specializing in rehabilitative medical devices. From January 2005 to March 2005, Mr. Spangler served as a consultant to Empi, Inc. Mr. Spangler holds a B.S. from the University of Minnesota, an M.B.A. from the University of Chicago and an M.B.T. from the University of Minnesota. Mr. Spangler serves on the Board of Directors of Urologix, Inc.

Matthew A. Kaminer has served as our General Counsel and Secretary since June 2011. From March 2010 until June 2011, Mr. Kaminer served as General Counsel for MediMedia USA, Inc., a company that provides specialty healthcare communications, publishing and medical education, where he was responsible for various legal functions. From May 2004 through December 2009, Mr. Kaminer served as Assistant General Counsel and Chief Privacy Officer at WebMD Health Corp., where he was responsible for various legal affairs. Mr. Kaminer earned his Juris Doctor from George Washington University and his Bachelor of Science in Computer Science from Pennsylvania State University.

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

Heather A. Gervais has served as our Senior Vice President of Commercial Operations since November 2011. Ms. Gervais joined Epocrates in September 2010 as the Vice President of Client Services. Prior to her employment at Epocrates, Ms. Gervais served as Vice President, Group Director at Digitas Health from March 2010 to August 2010, where she was responsible for healthcare marketing. From July 2008 to March 2010, Ms. Gervais ran her own consulting firm, Gervais & Associates. Ms. Gervais also held several management positions at Cadient Group, an interactive marketing agency, from 2002 through June 2008, including the position of Vice President of Operations. Throughout her career, she has held positions in interactive marketing, IT consulting and healthcare finance, and has over 15 years of extensive management experience developing and re-engineering business processes, developing and managing multi-disciplinary teams, creating strategic business partnerships and optimizing financial results. Ms. Gervais holds a B.S. in Finance and Marketing from LaSalle University and a B.S. in Computer Information Systems from Florida Atlantic University.

Adam E. Budish has served as our Senior Vice President of Sales since November 2011. Mr. Budish was previously Senior Vice President of Sales at Medimedia Health, a division of MediMedia USA, Inc., where he led non-personal promotion sales to pharmaceutical companies from April 2010 to November 2011. Prior to joining MediMedia, Mr. Budish was Executive Vice President for dLife, where he led sales of disease management ‘lite’ programs to health plans and institutions from March 2009 to April 2010. Prior to joining dLife, Mr. Budish was Head of Sales/Pre-Sales for Cigna Health Solutions, where he led sales in Disease Management, EAP, Behavioral Health and Lifestyle Management programs to employers from March 2008 to March 2009. Mr. Budish also held various management positions at WebMD Health Services, Inc., from 2001 through March 2008, including the position of Vice President of Strategic Accounts, where he and his team successfully orchestrated sale, implementation and account management for payer accounts. Mr. Budish also led the Reuters Health Information business, where he developed and managed a very profitable electronic wholesale and retail subscription-based business for distribution of news and information to healthcare professionals, consumers and business people. Mr. Budish holds an MBA from the Pennsylvania University Wharton School of Business, a Juris Doctor from George Washington University and a B.A. from University of Virginia.

Available Information

Epocrates, Inc. was originally incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, we changed our name to ePocrates, Inc. and in May 2006, we reincorporated in Delaware as Epocrates, Inc.

Epocrates files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission (“SEC”)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Epocrates and other companies that file materials with the SEC electronically. Copies of Epocrates’ annual reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, on the company’s website at http://investor.epocrates.com/financials.cfm, by contacting ir@epocrates.com or by calling 650-227-1700, extension 3.

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

Most of our users use only our free drug reference product and may stop using the products at any time without loss. Most of the paid subscriptions to our premium drug and clinical reference products have a term of one year and our users have no obligation to renew their subscriptions when such subscriptions expire. Under certain circumstances, our users may cancel their subscriptions prior to expiration.

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

In addition, the availability, price, performance and functionality of competing products and services, including mobile, Web-based and traditional products and services offered by competitors or through online resources and searches may affect our retention rate and the rate at which we attract new users for our drug and clinical reference tools. The availability of download sites such as the Apple App Store SM that offer numerous free or low-priced competing products at one location has also reduced the demand for our paid subscription products. We expect the use of such sites to expand, reducing the number of paying users for our drug and clinical reference tools as a percentage of total users.

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

Our success and the execution of our growth strategy depend largely on the continued service of our senior executive management team. We have recently had significant turnover in our senior executive management team. In the last year, we have had four members of the senior executive management team leave the company and be replaced by members of our current management team. Although these executives have joined us with a significant amount of professional experience, our future success could be hindered by their limited exposure to our business. Moreover, the loss of key members of our management team could have a negative impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of our management team in a timely manner, or at all, on acceptable terms. In addition, our search for a chief executive officer may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price and adversely impact our revenue, operating results and financial condition.

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

To keep pace with technological developments, satisfy increasingly sophisticated client requirements and sustain market acceptance, we will need to continue to deploy new tools and features for our clinical information and interactive services and develop new offerings with enhanced performance and functionality at competitive prices. Accordingly, we will need to properly identify user needs, anticipate technological advances and potentially offer our products and services on new and existing mobile platforms.

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

We compete within a broad industry of healthcare content providers for the attention of healthcare professionals who can choose to use mobile, online or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc, a division of Wolters Kluwer Health. Competition from each of these sources of clinical reference content may lead to a reduction in the retention of our existing users and the rate at which we attract new users for our clinical information.

Our primary competition for the promotional spend available from our clients in the area of interactive services is from companies, including WebMD, that help pharmaceutical companies market their products, programs and services to healthcare professionals.

Our market research business competes with numerous companies which recruit physicians to participate in surveys, often by phone, fax, email or surface mail, as well as the recruitment arms of market research companies that have assembled their own survey panels of healthcare professionals. To the extent competing channels are available to access healthcare professionals, including physicians, the value of our interactive services to our clients is reduced.

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

We have determined to explore strategic alternatives for our EHR business, and we will receive a negative return on investment whether or not we are able to sell it.

We have determined to explore strategic alternatives for the EHR business, which could include a joint venture, partnership, a sale of the business, or transitioning out of the business. We have expended a tremendous amount of time, effort and expense in developing this business, and we may not be able to enter into a joint venture or partnership with respect to this business or sell this business.

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

In addition, we are dependent on the ability of the developers of mobile platforms with which our drug and clinical reference tools are compatible to remain competitive in the medical community and the general marketplace. To remain competitive, developers of such mobile platforms may need to timely enhance their products, develop new operating systems or devices or take other actions which are outside of our control. If a mobile platform that is incompatible with our products achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources become more attractive than what is offered for mobile platforms, we may be unable to retain or attract users to our products. In particular, our mobile products are not compatible with Symbian-based devices.

We may not sustain our revenue growth, and we may not be able to manage future growth effectively.

We have experienced significant revenue growth in a short period of time. Our revenue increased 21% to $113.3 million for the year ended December 31, 2011 from $93.7 million for the year ended December 31, 2009. You should not rely on our revenue growth, gross margins or operating results for any prior quarter or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in absolute dollars, we may not sustain our recent profitability and our share price could decline.

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

Our operating results have fluctuated, and are likely to continue to fluctuate as a result of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and you should not rely on our past results as an indication of future performance. Each of the following factors, among others, could cause our operating results to fluctuate from quarter to quarter:

•	demand for and market acceptance of our services;

•	factors relating to pharmaceutical company budget cycles and other factors that may affect the timing of promotional campaigns for specific products or demand for our services by our clients;

•	changes in pharmaceutical company demand as a result of delays or changes in product approvals, changes in marketing strategies, modifications of client budgets and similar matters;

•	the length of sales cycles and fulfillment periods of our services to pharmaceutical companies and other segments of the healthcare industry;

•	expansion of marketing and support operations;

•	the timing of new product introductions and product enhancements by us or our competitors; and

•	the cost of being a public company.

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

In addition, the time between the date of the signing of the contract with a client for a program, the actual fulfillment of the services under such contract and the revenue recognition associated with such revenues may be lengthy, especially for larger contracts with multiple deliverables, and may be subject to delays over which we have little or no control, including those that result from the client’s need for internal approvals. Other factors that could affect the timing of our interactive services revenue include:

•	variations in the marketing budgets allocated for the types of services we offer;

•	the timing of federal Food and Drug Administration, or “FDA,” approval for new pharmaceutical products or for new approved uses for existing products;

•	regulatory concerns related to the marketing of pharmaceutical products; and

•	factors that may affect the timing of promotional campaigns for specific products.

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

Healthcare professionals access information, including information regarding particular medical conditions and the use of particular medications, through our drug and clinical reference tools, interactive services and our EHR product. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third party content, it is possible that patients, physicians, consumers, the providers of the third party content or others may sue us if they are harmed as a result of such inaccuracies. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content and we have had content errors in the past. Although our agreements for the performance of our services contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by users or third parties that our online agreements are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and financial condition and require costly changes to our business.

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

Anti-spam regulation. We may also be required to comply with current or future anti-spam legislation by limiting or modifying some of our interactive services, such as our clinical messaging, which may result in a reduction in our revenue. One such law, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or “CAN-SPAM,” became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. CAN-SPAM or similar laws may impose burdens on our user communication practices and on certain of our services, which in turn could harm our ability to attract new clients and increase revenues.

Privacy and other consumer protection regulation. The Children’s Online Privacy Protection Act, or “COPPA,” applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children and operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and we employ a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register to obtain our clinical information or participate in our services. COPPA, however, is a relatively new law, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

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

Our users expect to be able to update our applications and access our services 24 hours per day, seven days per week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems, as well as third party vendors, including a co-location service provider and Internet service providers, to provide our online services.

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

Online user privacy is a major concern in both the United States and abroad. The European Union, or “EU,” adopted the Data Protection Directive, or “DPD,” imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. The DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use or disclose personal information in the course of commercial activities. We have privacy policies posted with our services that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. United States and international privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our online services and could harm our business. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. Further, we cannot assure you that the privacy policies and other statements on our applications or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. In the conduct of our market research activities outside the United States, we rely upon a third party to identify and recruit respondents for the market research and to comply with the applicable privacy laws in each jurisdiction in which it operates. If this third party failed to comply with such laws, it could affect its ability to continue to support our business or negatively affect our reputation.

The Privacy Standards under HIPAA establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. With our entry into the EHR market, we have become subject to HIPAA and other similar state and federal laws governing the collection, dissemination, use, access to and confidentiality of patient-identifiable information, and will remain so for so long as we remain in the EHR market.

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

Although the substantial majority of our users are located in the United States, we currently have users in numerous other countries. We are, or may become, subject to the risks of conducting business internationally, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	exposure to a broader, more diverse set of regulations;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada;

•	changes in a specific country’s or region’s political or economic conditions;

•	unfavorable currency exchange rates;

•	exposure to competitors who are more familiar with local markets;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.

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

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets, and we may face increased competition, including price competition or intellectual property litigation; and

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

We significantly expanded our operations in 2010 and 2011. From December 31, 2009 to December 31, 2011, we increased the number of our employees by over 30%, from approximately 270 to approximately 360. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our user network and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems and procedures. Further, we intend to grow our business by developing new product and service offerings and pursuing new clients. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy client requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

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

Although we carry business interruption insurance, it only covers some, but not all, of these potential events, and even for those events that are covered, it may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events, including, for example, loss of market share and diminution of our brand, reputation and client loyalty.

Risks related to ownership of our common stock

As our common stock has only recently become publicly traded, we expect that the price of our common stock may fluctuate substantially.

Our common stock has only been publicly traded since our initial public offering on February 2, 2011. The trading price of our common stock has fluctuated significantly since then. For example, between February 2, 2011 and December 31, 2011, the closing trading price of our common stock was very volatile, ranging between $7.74 and $26.51 per share. The market price for our common stock will be affected by a number of factors, including:

•      quarterly variations in our operating results, or the operating results of our competitors;

•      the timing of revenue recognition;

•      the volume and timing of orders from our clients and users;

•      the announcement of new products or service enhancements by us or our competitors;

•      announcements related to litigation;

•      changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

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

As of January 31, 2012, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 68.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We have offices located in San Mateo, California, Ewing, New Jersey and Durham, North Carolina. Our San Mateo office consists of approximately 59,000 square feet of office space pursuant to a lease that is set to expire on December 31, 2014. Our Ewing, New Jersey office consists of approximately 20,000 square feet of office space pursuant to a lease that is set to expire on March 31, 2014. Our Durham, North Carolina office consists of approximately 8,000 square feet of office space pursuant to a lease that is set to expire on December 31, 2014.

Item 3.   Legal Proceedings

On February 25, 2011, we received a letter from the SEC informing us that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to our expert network services, including our relationship with Hudson Street Services, a Goldman, Sachs & Co. business. On January 5, 2012, we received a letter from the SEC notifying us that the SEC has terminated its inquiry regarding Epocrates’ expert network services and that no enforcement action has been recommended.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2011, there were 105 stockholders of record of our common stock. Our common stock has been traded on the NASDAQ Global Market under the symbol “EPOC” since February 2, 2011. Prior to this date, there was no public market for our common stock. The table below sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low

Year Ended December 31, 2011:
1st Quarter	$26.51	$19.25
2nd Quarter	24.28	15.92
3rd Quarter	19.40	8.54
4th Quarter	8.96	7.74

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant at that point in time.

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN*

Among Epocrates, Inc., the Russell MicroCap Index and the RDG MicroCap Biotechnology Index

*$100 invested on 2/2/11 in stock or 1/31/11 in index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.   Selected Financial Data

The following selected consolidated financial data should be read together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes appearing elsewhere in this report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. The results of the acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our historical results are not necessarily indicative of our future results.

We derived the consolidated statements of operations data for the fiscal years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011 and 2010 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements, which are not included in this report.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share information)

Total revenues, net	$113,346	$103,988	$93,654	$83,345	$65,611
Net (loss) income	(3,573)	3,803	7,659	7,434	25,739
Net (loss) income per common share - basic	(0.17)	0.01	0.22	0.21	1.18
Net (loss) income per common share - diluted	(0.17)	0.01	0.20	0.19	1.06

Total assets	$152,224	$127,216	$125,465	$116,359	$135,565
Deferred revenue	54,517	54,896	62,308	58,439	58,250
Financing liability (1)	—	—	20,314	20,314	20,314
Other long-term obligations	1,893	16,929	2,642	1,577	694
Mandatorily redeemable convertible preferred stock (2)	—	73,342	70,502	67,662	64,822

(1)   Represents a financing liability incurred in connection with the build-out of our San Mateo facility.  Please refer to Note 8 of our audited financial statements.

(2)   Mandatorily redeemable convertible preferred stock includes $29.3 million of cumulative dividends to be paid in cash from the proceeds of our initial public offering as of December 31, 2010.

Other Financial Data

Adjusted EBITDA is an unaudited number and represents net income before income and expenses unrelated to core business activities, such as interest income, other income (expense), net and (benefit from) provision for income taxes; non-recurring income and expenses, such as gain on settlement and change in fair value of contingent consideration, gain on sale-leaseback of building, impairment of intangible and long-lived assets related to EHR, loss on impairment related to EHR business and other expenses (including legal expenses, facilities exit costs, employee severance charges, current period depreciation and amortization expense related to assets assigned to the EHR business and a refund of rent); and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to core business and stock-based compensation.

Adjusted EBITDA is not a measure of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles, or “GAAP,” and should be viewed as a supplement to, and not a substitute for, our results of operations presented on a GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statements of cash flows present our cash flow activity in accordance with GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•      EBITDA is widely used by investors to measure a company’s operating performance without regard to such items as interest income or expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•      investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

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

•      in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

•      as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net (loss) income to adjusted EBITDA (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
	(unaudited)

Net (loss) income, as reported under U.S. GAAP	$(3,573)	$3,803	$7,659	$7,434	$25,739
Add: (Income) expenses unrelated to core business activities
Interest income	(75)	(93)	(127)	(1,180)	(1,714)
Other (income) expense, net	(183)	—	73	(545)	233
(Benefit from) provision for income taxes	(2,198)	5,187	6,788	6,510	(21,126)
Add: Non-recurring and non-cash expenses (income)

Non-recurring (income) expense
Gain on settlement and change in fair value of contingent consideration (1)	(8,145)	(1,034)	—	—	—
Gain on sale-leaseback of building	—	(1,689)	—	—	—
Impairment of intangible and long-lived assets related to EHR	7,281	—	—	—	—
Loss on impairment related to EHR business	1,220	—	—	—	—
Other expenses (2)	3,484	701	—	—	—

Non-cash expenses
Depreciation and amortization expense (including intangible assets) related to core business	8,065	4,395	2,889	2,645	1,906
Stock-based compensation	7,342	6,356	4,534	3,620	3,187
Adjusted EBITDA	$13,218	$17,626	$21,816	$18,484	$8,225

(1)   For the year ended December 31, 2011, includes a gain of $449 from the write-down of the contingent consideration liability related to an earn-out agreement recognized in the fourth quarter of 2011 for Caretools, Inc. and a $6.4 million gain recognized in the second quarter of 2011 associated with the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company we acquired in 2010.

(2)   For the year ended December 31, 2011, includes legal expenses of $1,033, facilities exit costs of $618, employee severance charges of $986, current period depreciation and amortization expense of $673 related to assets assigned to the EHR business and $174 relating to a refund of rent. For the year ended December 31, 2010, includes employee severance charges of $694 and amortization expense of $7 related to intangible assets assigned to the EHR business.

Note: prior period amounts have been revised to conform to the current period presentation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Business Overview

Epocrates is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Our user network consists of well over one million healthcare professionals; including approximately 340,000, or more than 50% of, U.S. physicians. Epocrates’ portfolio features top-ranked medical apps, including the industry’s #1 used mobile drug reference, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique physician platform are referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple, Android and Blackberry.

Recent Developments

In April 2011, we announced the recent launch of our new mobile drug sampling service, Epocrates® Mobile Sample Closet. This new service provides pharmaceutical companies with the ability to provide custom sample offers to U.S. physicians who are members of Epocrates’ network via their mobile devices. In addition to drug samples, sponsoring companies may provide physicians with access to patient starter kits, vouchers and educational materials.

In July 2011, we entered a controlled release of the Epocrates EHR mobile and web-based EHR offering, with the intent to introduce the second phase of the product in 2012. Our EHR solution was designed to meet the distinct needs of primary care practices with 10 or fewer physicians and includes an intuitive user interface, affordable cost structure and a comprehensive support and service program. Our EHR solution is a secure, web-based Software-as-a-Service, or “SaaS,” system featuring core capabilities including patient encounter notes, electronic lab integration, ePrescribing and Epocrates’ market-leading drug content. We did not generate any material revenues from our EHR offering in 2011.

In October 2011, we launched a redesign of our drug reference tool to create a new platform that provides healthcare professionals with improved, faster access to our trusted drug content. It now also serves as a way to surface rich medical content tailored for the user. Our new platform should raise awareness of our interactive services such as EssentialPoints, Contact Manufacturer and Mobile Sample Closet. We have also built an app directory that resides on the Epocrates platform and provides healthcare professionals with convenient, centralized access to a portfolio of reference, education and clinical apps. Our new platform serves as a channel for Epocrates to partner on the development and distribution of apps.

On February 3, 2012, we announced that we had satisfied the federal government’s “meaningful use” criteria by earning complete Electronic Health Record, or “EHR,” ambulatory certification for Epocrates EHR v2. The designation officially deems the EHR software capable of enabling providers to qualify for funding under the American Recovery and Reinvestment Act, or “ARRA.” Also in February, we entered a release of our iPad EHR application and previewed the application at the 2012 Healthcare Information and Management Systems Society, or “HIMSS,” conference in Las Vegas. Designed to support and document patient encounters with the ease of templates, gesture-based motions and quick navigation, the application provided an elegant and intuitive user experience.

Despite achieving the meaningful use certification on February 3, 2012, management determined in early 2012 that the forecasted revenues from and the projected subscribers for the EHR product had not materialized and that the costs to develop, continue to enhance and support the EHR product had a significant adverse effect on our operating margin in 2011 and would likely continue to have such an adverse effect for the foreseeable future. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. The Board of Directors made this determination in order to focus Epocrates’ efforts on its core business, Subscriptions and Interactive Services, and due to the future uncertainty and ongoing investment required for the EHR product. Epocrates will explore strategic alternatives for the EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth fiscal quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

Financial Operations Overview

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users, through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and, in 2011, through our recently released EHR solution. For the year ended December 31, 2011, we recorded total net revenues of $113.3 million, a 9% increase from the year ended December 31, 2010. For the year ended December 31, 2010, we recorded total net revenues of $104.0 million, an 11% increase from the year ended December 31, 2009.

Our users pay for one year of our premium subscriptions upfront. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered. Deferred revenue at December 31, 2011 was $54.5 million versus $54.9 million at December 31, 2010. Our total backlog was $79.2 million at December 31, 2011 compared to $86.4 million at December 31, 2010. The decline in backlog in 2011 is attributable to weaker than expected bookings in the second, third and fourth quarters of 2011. While this booking shortfall had little revenue impact in 2011, it will have a considerable impact on 2012 revenue.

To date we have not experienced significant price pressure from competitors other than for our market research services. Competition is high among market research firms, and price has become a major driver in a client’s decision about which vendor to use. We have attempted to limit reductions in price because we believe our sizable network of healthcare professionals contributes significantly to a superior result for our clients. This price pressure has caused revenue from market research services to remain essentially unchanged since 2008.

Currently, our customer base is located almost entirely within the United States. No single customer accounted for more than 10% of our net revenue during the years ended December 31, 2011, 2010 and 2009. One customer accounted for 15% and 11% of the net accounts receivable as of December 31, 2011 and 2009, respectively. No single customer accounted for more than 10% of the net accounts receivable as of December 31, 2010.

We have invested significant development and marketing resources during the years ended December 31, 2011 and 2010 to develop and deliver new products. Specifically, we recorded $12.6 million and $8.0 million in operating expenses related to the EHR product during the years ended December 31, 2011 and 2010, respectively. This investment of resources has caused operating margins to decrease significantly in 2011 and 2010. As mentioned above, our Board of Directors approved the discontinuation of further development of our EHR offering, and our operating results include an impairment charge of approximately $8.5 million in the fourth quarter of 2011, representing the write-down of the carrying value of the long-lived assets and goodwill related to the EHR product to an estimated fair value of zero.

Total cash, cash equivalents and short-term investments at December 31, 2011 were $85.2 million, an increase of $30.5 million compared to December 31, 2010; however, this was primarily as a result of our initial public offering of our common stock in the first quarter of 2011.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to the consolidated financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and deferred revenue, stock-based compensation, impairment of goodwill and intangible assets and the valuation of deferred tax assets. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.

The accounting estimates we use in the preparation of our financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, we believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition and deferred revenue

Revenue is recognized only when:

•      there is persuasive evidence that an arrangement exists in the form of a written contract, amendments to that contract, or purchase orders from a third party;

•      delivery has occurred or services have been rendered;

•      the price is fixed or determinable after evaluating the risk of concession; and

•      collectability is probable and/or reasonably assured based on customer creditworthiness and past history of collection.

Determining whether and when some of these criteria have been satisfied often involves judgments that can have a significant impact on the timing and amount of revenue we report. For example, our assessment of the likelihood of collection is a critical element in determining the timing of revenue recognition. If we do not believe that collection is probable and/or reasonably assured, revenue is deferred until cash is received.

Subscriptions are recognized as revenue ratably over the term of the subscription as services are delivered. Billings for subscriptions occur in advance of services being performed; therefore, these amounts are recorded as deferred revenue when billed. A license code allows a holder to redeem the code for a subscription. Typically, license codes must be redeemed within six months to one year of issuance. When a license code is redeemed for a mobile subscription, revenue is recognized ratably over the term of the subscription. If a license code expires before it is redeemed, revenue is recognized upon expiration.

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

•      require an entity to allocate revenue in an arrangement using best evidence of selling price, or “BESP,” if a vendor does not have vendor specific objective evidence, or “VSOE,” of fair value or third party evidence, “TPE,” of fair value; and

•      eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance early for all contracts signed or materially modified on or after January 1, 2009, as we believe that the new guidance will better align revenue recognition with the delivery of services. Under the new guidance, if we cannot establish VSOE of fair value, we then determine if we can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from those of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot generally be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

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

We have established a hierarchy to determine BESP. First, we consider recent stand-alone sales of each product. If the quantity of stand-alone sales is not substantive, we calculate BESP as a percentage discount off of the approved selling price as established by our pricing committee. This discount is calculated as the average discount in recent deals where the product was bundled with other products. If there are not a substantive number of deals where the product was bundled with other products, we use the approved selling price as established by our pricing committee until we have sufficient history of transactions to compute BESP using either the stand-alone or bundled methodology discussed above.

We regularly review VSOE, TPE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material effect during the year ended December 31, 2011 nor do we currently expect a material effect in the near term from changes in VSOE, TPE or BESP.

Stock-based compensation

The following table summarizes stock-based compensation charges for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009

Stock-based compensation expense	$7,805	$5,962	$4,760
Amortization of deferred stock-based compensation	—	—	14
Stock-based compensation associated with outstanding repriced options	(463)	394	(240)
Total stock-based compensation	$7,342	$6,356	$4,534

For stock options and restricted stock units, or RSUs, granted on or after January 1, 2006, stock-based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. For options granted prior to January 1, 2006, we continue to recognize compensation expense on the remaining unvested awards under the intrinsic value method unless such grants are materially modified.

We considered the fair value of our common stock and the exercise price of the grant as variables in the Black-Scholes option pricing model to determine stock-based compensation. This model requires the input of assumptions on each grant date, some of which are highly subjective, including the expected term of the option, expected stock price volatility and expected forfeitures.

We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the contractual term of the option. We concluded that it was not practicable to use our share price as the sole basis for calculating volatility due to the fact that our securities have been publicly traded for less than one year. Therefore, we based expected volatility on a combination of Epocrates volatility and the historical volatility of a peer group of publicly traded entities for the same expected term of our options with a heavier weighting being given to the peer group. We intend to continue to consistently apply this process using the same or similar entities and more fully weight the Epocrates volatility in the calculation as a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with pre-vesting option cancellations. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different.

Certain employees have received grants for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the grant’s vesting determination date, which is the date our audited financial statements are available. The grant is initially recorded for that number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock-based compensation expense for these grants is recorded over the requisite service period, generally four years. Such options generally vest ratably for 36 months from the vesting determination date.

Impairment of Goodwill and Intangible Assets

Significant judgments are required in assessing impairment of goodwill and intangible assets, including indentifying reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit, which includes estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value, whether an impairment exists and, if so, the amount of that impairment. Circumstances that could affect the valuation of goodwill and intangible assets include, among other things, a significant change in our business climate and buying habits of our customers along with increased costs to provide systems and technologies required to support the technology.

Goodwill. Goodwill is currently our only indefinite-lived intangible asset. Goodwill is tested for impairment at the reporting unit level at least annually on December 31 of each calendar year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. We have identified two reporting units, “Subscriptions and Interactive Services” and

“Electronic Health Records” and we have assigned a portion of goodwill to each of our two reporting units. Based on our analysis in 2011, we recorded an impairment charge of $1.1 million in the fourth quarter of 2011 to write down the carrying value of the goodwill associated with the EHR reporting unit to its estimated fair value of zero. We have determined that a 10% change in the probability of the possible strategic alternatives would not change the amount of the impairment. As of December 31, 2011, we had $18.0 million of goodwill, all of which is assigned to the Subscriptions and Interactive Services reporting unit. We have determined that a 10% change in the future undiscounted cash flows as of the date of our most recent goodwill impairment test would not have changed the outcome of the test for the Subscriptions and Interactive Services reporting unit. No goodwill impairment was recorded during the year ended December 31, 2010.

Intangible Assets. Intangible assets consist of purchased intellectual property acquired in transactions that were accounted for as business combinations under GAAP and are measured at fair value at the date of acquisition. We amortize all intangible assets on a straight-line basis over their expected lives. We evaluate our intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent that the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we recorded an impairment charge of $0.5 million in the fourth quarter of 2011 to write down the carrying value of the intangible assets associated with the EHR reporting unit to their estimated fair value of zero. As of December 31, 2011, we had $6.8 million of intangible assets, net. No impairment was recorded in fiscal year 2010.

Valuation of deferred tax assets

A valuation allowance of approximately $0.7 million has been recorded at December 31, 2011 to offset specific state deferred tax assets, as we believe that it is not more likely than not that such deferred tax assets will be realized.

At December 31, 2011, we had federal and state tax net operating loss carryforwards before the valuation allowance and before the excess tax benefit of $2.4 million and $16.0 million, respectively. The federal and state net operating losses will begin to expire in 2019 and 2014, respectively. At December 31, 2011, we had federal and state research tax credit carryforwards of $0.9 million and $1.3 million, respectively. The federal research credit carryforward begins to expire in 2028. The state research credit carryforwards do not expire. At December 31, 2011, we had federal alternative minimum tax, or “AMT,” credit carryforwards of $0.7 million. The federal AMT credits carryforwards do not expire. The future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes.

Based on our forecasts, we believe that we will more likely than not be able to utilize our U.S. federal net operating losses and research and development credits; as such, no valuation allowance is necessary. With regard to our state net operating losses, we have established a valuation allowance on specific state net operating losses for which we believe that we will not more likely than not be able to utilize. During the year, we evaluated our California research and development credits carried forward. Based on our projected California income, we believe that we will not more likely that not be able to utilize our existing research and development credits and, as such, a valuation allowance has been recorded against the California research and development credits.

Results of Operations

The following table sets forth our statements of operations data based on the amounts and percentage relationship of the items listed to net revenue for each period presented (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Total revenues, net	$113,346	100.0%	$103,988	100.0%	$93,654	100.0%
Total cost of revenues	41,711	36.8%	31,730	30.5%	29,452	31.4%
Gross profit	71,635	63.2%	72,258	69.5%	64,202	68.6%

Operating expenses:
Sales and marketing	31,193	27.5%	30,424	29.3%	22,704	24.2%
Research and development	22,797	20.1%	19,717	19.0%	14,663	15.7%
General and administrative	22,700	20.0%	15,729	15.1%	11,587	12.4%
Facilities exit costs	618	0.5%	—	0.0%	—	0.0%
Gain on settlement and change in fair value of contingent consideration	(8,145)	(7.2)%	(1,034)	(1.0)%	—	0.0%
Impairment of long-lived assets and goodwill	8,501	7.5%	—	0.0%	—	0.0%
Total operating expenses	77,664	68.5%	64,836	62.3%	48,954	52.3%

(Loss) income from operations	(6,029)	(5.3)%	7,422	7.1%	15,248	16.3%

Interest income	75	0.1%	93	0.1%	127	0.1%
Interest expense	—	0.0%	(214)	(0.2)%	(855)	(0.9)%
Other income (expense), net	183	0.2%	—	0.0%	(73)	(0.1)%
Gain on sale-leaseback of building	—	0.0%	1,689	1.6%	—	0.0%
(Loss) income before income taxes	(5,771)	(5.1)%	8,990	8.6%	14,447	15.4%

Benefit from (provision for) income taxes	2,198	1.9%	(5,187)	(5.0)%	(6,788)	(7.2)%

Net (loss) income	$(3,573)	(3.2)%	$3,803	3.7%	$7,659	8.2%

Revenues

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users, through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals and, in July 2011, we also began recognizing revenue for our EHR solution. Revenues from our Subscriptions and Interactive Services were as follows:

	Years ended December 31,
	2011	2010	2009

Subscriptions	$22,520	$24,683	$19,001
Interactive Services	90,826	79,305	74,653
	$113,346	$103,988	$93,654

Subscriptions. Subscriptions revenue decreased $2.2 million for the year ended December 31, 2011, primarily due to a substantial decline in the number of license code expirations. Subscriptions revenue increased $5.7 million for the year ended December 31, 2010, of which $4.8 million was due to a large number of license code expirations during the year, and the remainder was due to an increase in paid subscriptions from iPhone users. List prices for our subscription products did not change during 2011 or 2010.

The majority of healthcare professionals in our network use our free products; users who paid for a subscription averaged approximately 10% of total active users for the years ended December 31, 2011, 2010 and 2009. We expect revenues from subscriptions to our premium products to decrease as a percentage of total revenue in the future as we expand our interactive services offerings to our pharmaceutical clients.

Interactive Services. Revenues from our Interactive Services business increased $11.5 million in 2011 compared to 2010 due to a $7.1 million increase in DocAlert clinical messaging services and a $6.2 million increase in revenue from virtual representative services, which were partially offset by a $2.9 million decrease in revenue from formulary hosting services. In 2010, Interactive Services revenue increased $4.7 million from 2009 due to $2.2 million of new virtual representative services which were launched in the first quarter of 2010, with the remainder due to growth revenue from mobile resource centers and clinical messaging. Historically, our interactive services revenues, and particularly our clinical messaging revenues, have grown at a much faster rate than subscriptions and we expect this trend to continue.

Maintaining our large user network of U.S. physicians is important because it is a key driver of long-term interactive services revenue growth. The number of U.S. physician users as of December 31, 2011 increased to approximately 340,000, or 8%, from approximately 314,000 as of December 31, 2010. The number of U.S. physician users as of December 31, 2010 increased approximately 14% from approximately 275,000 as of December 31, 2009. This high growth rate was due to rapid iPhone adoption by our user network, and, to a lesser extent, Android adoption. We expect our user network to continue to increase, but at a lower rate.

Cost of revenues

Cost of revenues consists of the costs related to providing services to customers, which include salaries and related personnel expenses, stock-based compensation, service support costs, payments to participants for market research surveys we conduct, third-party royalties and allocated overhead. Third-party royalties consist of fees paid to branded content owners for the use of their intellectual property in our premium drug and reference products. Allocated overhead represents expenses such as rent, occupancy charges and information technology costs that we allocate to all departments based on headcount. Depreciation and amortization expense is also allocated to cost of revenues.

The following is a breakdown of cost of revenue related to subscriptions and interactive services for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009

Subscriptions	$8,360	$6,516	$6,558
Interactive Services	33,351	25,214	22,894
	$41,711	$31,730	$29,452

Cost of subscriptions revenue. Cost of subscriptions revenue increased $1.8 million in the year ended December 31, 2011 primarily due to increases of $1.0 million in third-party royalties related to our subscriptions revenue, $0.6 million in the amortization of capitalized software and $0.3 million in consulting. For the year ended December 31, 2010, the change in cost of subscriptions revenue from December 31, 2009 was not significant.

Cost of subscriptions revenue as a percentage of subscriptions revenue was 37%, 26% and 35% in 2011, 2010 and 2009, respectively. We expect that the cost of subscriptions revenue will continue to increase in absolute dollars.

Cost of interactive services revenue. Cost of interactive services revenue increased $8.1 million in the year ended December 31, 2011 due to increases of $4.2 million in amortization of intangible assets and capitalized software primarily due to a full year of amortization of intangible assets acquired as a result of the MedCafe Inc. and Modality, Inc. acquisitions in 2010 and amortization of certain intangible assets which began upon entering a controlled release of the Company’s EHR solution and $3.0 million in consulting and employee compensation due to increases in outsourced services and in regular and temporary employee headcount. Cost of interactive services revenue increased $2.3 million in 2010 compared to 2009, primarily due to $1.3 million in amortization of intangible assets and $0.5 million in outside consulting services.

Cost of interactive services revenue as a percentage of interactive services revenue was 37%, 32% and 31% in 2011, 2010 and 2009, respectively. We expect that the cost of interactive services revenue will continue to increase in absolute dollars.

Sales and marketing expense

Sales and marketing expense consists primarily of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead.

Sales and marketing expense increased $0.8 million, or 3%, in 2011 compared to 2010, primarily due to an increase of $1.3 million in salary and other personnel costs to support the entrance of a controlled release of our EHR offering offset by a decrease of $0.5 million in consulting costs. Sales and marketing expense increased $7.7 million, or 34%, in 2010 compared to 2009 primarily due to increased salary and other personnel costs related to additional headcount to support corporate marketing efforts of $4.1 million; increased salary, consulting and other costs to support the entrance of a controlled release of our EHR product of $3.1 million and increased stock-based compensation of $0.5 million.

Sales and marketing expense as a percentage of total revenues, net for the years ended December 31, 2011, 2010 and 2009 was 28%, 29% and 24%, respectively. We expect sales and marketing expense to continue to increase in absolute dollars.

Research and development expense

Research and development expense consists primarily of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased $3.1 million, or 16%, in 2011 compared to 2010 primarily due to a $4.3 million increase in salaries and related personnel expenses due to a 23% increase in research and development. This increase was partially offset by a $0.8 million decrease in stock option expense due to a lower stock price in 2011. In 2010, research and development expense increased $5.1 million, or 35%, compared to 2009. This increase was primarily due to increased salary, consulting and other costs to support the development of our EHR product of $4.0 million and an increase in stock-based compensation of $0.6 million.

Research and development expense related to EHR was $1.7 million, $4.0 million and zero for the years ended December 31, 2011, 2010 and 2009. Additionally, we capitalized $6.5 million and $0.7 million of costs related to EHR in 2011 and 2010.

Research and development expense as a percentage of total revenues, net for 2011, 2010 and 2009 was 20%, 19% and 16%, respectively. We expect research and development expense to increase in absolute dollars as we continue to develop new services.

General and administrative expense

General and administrative expense consists primarily of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense increased $7.0 million, or 44%, in 2011 compared to 2010, primarily due to increases of $2.2 million in stock-based compensation expense due to the modification of certain options, $1.9 million in employee salary and other personnel costs, $1.8 million in professional services due to increased legal fees related to the SEC investigation discussed under Item 3 of this Annual Report on Form 10-K and $0.4 million in recruiting costs. General and administrative expense increased $4.1 million, or 36%, in 2010 compared to 2009. This increase was primarily due to increased salary and other personnel expenses of $1.9 million, an increase in stock-based compensation of $0.6 million and increased recruiting costs of $0.6 million. General and administrative expense as a percentage of total net revenue in 2011, 2010 and 2009 was 20%, 15% and 12%, respectively.

Facilities exit costs

In the first quarter of 2011, we vacated our East Windsor, New Jersey office and relocated to Ewing, New Jersey. The non-cancellable lease we had entered into for our East Windsor office holds us liable for monthly lease payments until the expiration of the lease at the end of 2012. The liability, recorded at fair value, is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property. In 2011, we recorded a charge of approximately $0.6 million in 2011 relating to facilities exit costs.

Gain on settlement and change in fair value of contingent consideration

We acquired certain intangible assets of Caretools, Inc., in June 2009 and of MedCafe Inc., in February 2010. These acquisitions were accounted for as business combinations under GAAP.

Caretools, Inc. In connection with the acquisition of Caretools, Inc. on June 23, 2009, we recorded contingent consideration of $1.3 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating Caretools’ technology. In 2010, we recorded contingent consideration expense of $0.9 million related to revaluing the contingent consideration liability for Caretools to its fair value as of December 31, 2010. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of revenue expected to be generated using Caretools technology. At December 31, 2010, the fair value of this contingent consideration was $2.2 million.

As a result of our decision to pursue strategic alternatives for the EHR business, we recorded an impairment charge to write down the carrying value of the contingent consideration liability associated with the EHR business to an estimated fair value of zero during the fourth quarter of 2011. The change in the fair value of the contingent consideration was due primarily to revised estimates of revenues to be derived from the acquired technologies of Caretools, Inc. As of December 31, 2011, the fair value of the contingent consideration liability was zero due to the discontinuation of the EHR business.

MedCafe Inc. In connection with the acquisition of MedCafe on February 1, 2010, we recorded contingent consideration of $14.8 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating MedCafe technology. In 2010, we recorded a reduction to contingent consideration expense of $1.9 million to revalue the contingent consideration liability for MedCafe to its fair value as of December 31, 2010. The change in the fair value of the contingent consideration was due to changes in discount periods as well as new estimates of revenue expected to be generated using MedCafe technology. We did not make any contingent payments to the sellers in 2010. As of December 31, 2010, the fair value of this contingent consideration was $12.8 million.

In 2011, we recorded a decrease in the contingent consideration liability resulting in a gain of approximately $5.9 million for the year ended December 31, 2011. The change in the fair value of the contingent consideration was due primarily to an agreement with the sellers in the second quarter of 2011 to settle the liability for $6.4 million. As of December 31, 2011, the fair value of this contingent consideration liability was zero.

Impairment of Long-lived Assets and Goodwill

During July 2011, we began to compete in the EHR market by entering a controlled release of the Epocrates EHR mobile and web-based EHR offering, with the intent to offer a full product in 2012. For the year ended December 31, 2011, we had not generated significant revenues and had not met our forecasts for subscribers or revenues from our EHR product. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero.

Segment Earnings from Operations

	Subscriptions and	Electronic
Year ended December 31, 2011	Interactive Services	Health Records	Total
Net revenue	$113,321	$25	$113,346
Segment income (loss) from operations	$38,229	$(14,084)	$24,145
Unallocated items:
Stock-based compensation			(7,342)
Other unallocated corporate costs			(22,832)
Loss from operations			(6,029)
Interest income			75
Other income			183
Loss before income taxes			$(5,771)

	Subscriptions and	Electronic
Year ended December 31, 2010	Interactive Services	Health Records	Total
Net revenue	$103,988	$—	$103,988
Segment income (loss) from operations	$42,413	$(8,021)	$34,392
Unallocated items:
Stock-based compensation			(6,356)
Other unallocated corporate costs			(20,614)
Income from operations			7,422
Interest income			93
Interest expense			(214)
Gain on sale-leaseback of building			1,689
Income before income taxes			$8,990

The segment income (loss) from operations figures reported above represent income (loss) from operations before stock-based compensation, general and administrative expenses and certain marketing and research and development expenses.

We were organized as one operating segment in 2009, and therefore, no separate segment information is presented for the year ended December 31, 2009.

Interest income

Interest income in 2011 was relatively consistent with interest income in 2010 and 2009. The continued decline in prevailing interest rates during 2011 and 2010 resulted in a slight decrease in interest income during 2011 and 2010.

Interest expense

We incurred no interest expense in 2011 compared to $0.2 million and $0.9 million in 2010 and 2009, respectively. Interest expense in 2010 and 2009 relates to rent payments on our San Mateo facility which was capitalized. Interest expense decreased during the year ended December 31, 2010 due to a sale-leaseback of our San Mateo facility.

Other income (expense), net

We had approximately $0.2 million of other income in 2011 due to a refund of property taxes from the landlord of our San Mateo facility. We did not have other income (expense), net in 2010, and other income (expense), net was not significant in 2009.

Gain on sale-leaseback of building

In 2010, we completed the sale-leaseback of our corporate headquarters, which resulted in a gain of $1.7 million. Previously, we capitalized the fair value of the unfinished portion of the building of $17.6 million with a corresponding credit to financing liability. In 2010, under the terms of the modified lease, we began accounting for the building lease as an operating lease. In connection with the sale-leaseback of the building, we wrote off the remaining asset value of the building, related accumulated depreciation and the financing liability.

Benefit from (provision for) income taxes

Our projected long-term combined federal and state tax rate is approximately 36%. We received an income tax benefit of approximately $2.2 million in 2011 compared to a provision for income taxes of approximately $5.2 million in 2010. Our effective tax rate for 2011 was 38% compared to 58% for 2010.

During the year ended December 31, 2010, we had a provision for income taxes of approximately $5.2 million, which resulted in an effective tax rate of 57%. The effective rate for 2010 was higher than our statutory tax rate due to the need to provide for income tax on $3.1 million of stock-based compensation related to incentive stock options, or ISOs. GAAP does not allow us to record a benefit on ISOs unless and until there is a disqualifying disposition of the stock. This increased our effective tax rate by approximately 12%. In addition, California amended its tax law effective 2011 to allow companies to elect to use sales as the sole factor in determining California apportionment. We elected this method, and therefore, the amount of income subject to tax in California was reduced. As a result, our deferred tax assets in California were written down which increased our effective tax rate by approximately 8%.

During the year ended December 31, 2011, we received an income tax benefit of $2.2 million, which resulted in an effective tax rate of 38%. The effective tax rate for 2011 was higher than our statutory tax rate due to an increase in the generation of federal and California research and development credits of $0.5 million and $0.3 million, respectively. This increased our effective tax rate by approximately 14%. The income tax benefit was partially offset by tax expense of approximately $0.5 million related to the establishment of a valuation allowance against our California research and development credits. This decreased our effective income tax rate by approximately 9%.

We incurred a provision for income taxes of $5.2 million in 2010 compared to a provision for income taxes of $6.8 million in 2009. Our effective tax rate for 2010 was 58% compared to 47% for 2009. This rate is driven primarily by pre-tax book income which was lower in 2010 compared to 2009 coupled with the fact that we must still provide for income tax on approximately $3.1 million of stock-based compensation related to incentive stock options, or ISOs. GAAP does not allow us to record a benefit on incentive stock options unless and until there is a disqualifying disposition of the stock. This increased our effective tax rate by approximately 12%. In addition, California amended its tax law effective 2011 lowering the amount of income that is subject to tax in California for certain California corporations. As a result, our deferred tax assets in California had to be written down which drove up the overall effective rate. This increased our effective tax rate by approximately 8%.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statements of operations data for the eight quarters ending March 31, 2010 through December 31, 2011. The information for each of these quarters has been prepared on the same basis as our audited financial statements and, in the opinion of management, includes all adjustments necessary for a fair statement of the results of operations for such periods. This data should be read in conjunction with the financial statements and related notes.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(in thousands, except per share information)

Total revenues, net	$29,177	$27,860	$26,602	$29,707
Gross profit	19,787	18,092	15,741	18,015
Gain on settlement and change in fair value of contingent consideration (1)	301	(6,375)	(1,622)	(449)
Impairment of long-lived assets and goodwill	—	—	—	8,501
Gain on sale-leaseback of building	—	—	—	—
Net (loss) income	(1,125)	3,393	686	(6,527)
Net (loss) income per common share - basic (2)	(0.08)	0.14	0.03	(0.27)
Net (loss) income per common share - diluted (2)	(0.08)	0.13	0.03	(0.27)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(in thousands, except per share information)

Total revenues, net	$24,336	$25,277	$24,090	$30,285
Gross profit	17,084	17,541	15,748	21,885
Gain on settlement and change in fair value of contingent consideration	1,214	(569)	240	(1,919)
Impairment of long-lived assets and goodwill	—	—	—	—
Gain on sale-leaseback of building	—	1,689	—	—
Net (loss) income	26	762	336	2,679
Net (loss) income per common share - basic (2)	(0.12)	(0.02)	(0.07)	0.10
Net (loss) income per common share - diluted (2)	(0.12)	(0.02)	(0.07)	0.09

(1)

For the three months ended June 30, 2011, includes a $6.4 million gain relating to the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company that Epocrates acquired in 2010. For the three months ended December 31, 2011, includes a gain of $0.4 million from the write-down of the contingent consideration liability related to an earn-out agreement recognized in the fourth quarter of 2011 for Caretools.

(2)	Net (loss) income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

Our revenue is generally highest in the fourth quarter of each calendar year, primarily as a result of the annual budget approval processes of many of our customers in the pharmaceutical industry, and we expect this trend to continue. We may also experience fluctuations in our quarterly results, due to factors including, but not limited to, the timing of revenue recognition, our ability to retain and attract new customers and the general economic and regulatory environment in the U.S. Due to these factors, we believe that quarter-to-quarter comparisons of operating results are not meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

We expect cash generated by operations to be our primary source of liquidity and that we will continue to generate positive cash flows from operations in 2012. We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations will be sufficient to meet our normal operating requirements including any capital expenditures and possible strategic acquisitions for at least the next 12 months.

Operating activities

In 2011, we generated a net loss of $3.6 million primarily due to the $8.5 million impairment charge related to our EHR business, which was recorded in the fourth quarter of 2011. Cash provided by operating activities of approximately $8.8 million in 2011 was almost entirely due to depreciation and amortization expense of $8.7 million which was offset by changes in operating accounts.

Cash provided by operating activities was approximately $9.1 million in 2010, which was primarily attributable to net income of $3.8 million plus stock-based compensation of $6.3 million and depreciation and amortization of $4.4 million, and a decrease in deferred tax assets of $4.5 million, partially offset by a decrease in deferred revenue of $7.5 million.

Cash provided by operating activities was $17.0 million in 2009, which was primarily attributable to net income of $7.7 million plus employee stock-based compensation expense of $4.5 million and depreciation and amortization of $2.9 million.

Investing activities

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time maximizing yields without significantly increasing risk. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Our investment policy allows investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset-backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 5% of the market value of the portfolio or $1.0 million, whichever is greater, but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size should normally be greater than $50 million for corporate bonds. No single position in any issue should equal more than 10% of that issue. The final maturity of each security within the portfolio should not exceed 24 months.

The following table summarizes our investments in cash, cash equivalents and short-term investments as of December 31, 2011, 2010 and 2009 (in thousands):

	As of December 31,
	2011	2010	2009

Cash	$65,016	$10,676	$12,140
Cash equivalents	10,310	25,311	48,755
Short-term investments	9,897	18,697	4,424
Total cash, cash equivalents and short-term investments	$85,223	$54,684	$65,319

Unrealized loss on available-for-sale securities	$(2)	$—	$(2)

Our primary use of cash from investing activities is for capital expenditures, which was $10.1 million, $4.7 million and $2.6 million in 2011, 2010 and 2009, and for business acquisitions, which was $14.7 million in 2010. Other cash provided by (used in) investing activities was due to purchases, sales and maturities of short-term investments.

Financing activities

Cash provided by financing activities of $31.5 million in 2011 was due to proceeds of $64.2 million from the issuance of common stock in the initial public offering and proceeds of $3.5 million from the exercise of employee stock options, partially offset by the payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock of $29.6 million and the settlement and payment of contingent consideration of $6.9 million. In February 2011, we issued 4.4 million shares at a price of $16.00 per share in an initial public offering, net of underwriting discounts, commissions and other costs totaling $7.9 million, of which $2.0 million had been capitalized in 2010.

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

We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, prior to such time, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that could restrict our operations. Any required additional capital may not be available on reasonable terms, if at all.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 and the years in which these obligations are due (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating leases (1)	$7,364	$2,861	$4,503	$—	$—
Minimum royalty and contract license fees (2)	8,530	4,571	3,959	—	—
Engineering and content development (3)	1,200	600	600	—	—
Uncertain tax positions (4)	1,126	—	—	—	1,126
Total	$18,220	$8,032	$9,062	$—	$1,126

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2011 or 2010.

We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits its exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2010 or 2011.

Sarbanes-Oxley Compliance and Corporate Governance

As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with this annual report on Form 10-K for the fiscal year ending December 31, 2011, and potentially our independent registered public accounting firm beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2012. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We also must comply with all corporate governance requirements of The NASDAQ Global Market.

Recently Adopted and Recently Issued Accounting Guidance

See “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we invest in money market funds and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain an average portfolio duration of less than one year.

Unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. While our portfolio of available-for-sale marketable securities create an exposure to interest rate risk, we believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of one percentage point in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

Supplementary Data

The information regarding our quarterly financial results required by this item is incorporated by reference here from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Epocrates, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Epocrates, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 19, 2012

EPOCRATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$75,326	$35,987
Short-term investments	9,897	18,697
Accounts receivable, net of allowance for doubtful accounts of $85 and $141, respectively	22,748	21,101
Deferred tax asset	7,390	4,971
Prepaid expenses and other current assets	3,218	3,548
Total current assets	118,579	84,304

Property and equipment, net	7,283	8,757
Deferred tax asset, long-term	1,280	779
Goodwill	17,959	19,079
Other intangible assets, net	6,771	11,438
Other assets	352	2,859
Total assets	$152,224	$127,216

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,282	$3,635
Deferred revenue	46,429	46,164
Other accrued liabilities	9,600	9,251
Total current liabilities	59,311	59,050

Deferred revenue, less current portion	8,088	8,732
Contingent consideration	—	15,016
Other liabilities	1,893	1,913
Total liabilities	69,292	84,711

Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock $0.001 par value; 15,304 shares authorized; 0 and 13,142 shares issued and outstanding at December 31, 2011 and 2010, respectively; liquidation preference of $0 and $73,373 at December 31, 2011 and 2010, respectively	—	73,342

Stockholders’ equity (deficit)
Preferred stock: $0.01 par value; 10,000 and 0 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock: $0.001 par value; 100,000 and 30,129 shares authorized; 24,370 and 7,802 shares issued and outstanding at December 31, 2011 and 2010, respectively	24	8
Additional paid-in-capital	129,238	11,911
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(46,328)	(42,755)
Total stockholders’ equity (deficit)	82,932	(30,837)
Total liabilities, mandatorily redeemable convertible preferred stock, and stockholders’ equity (deficit)	$152,224	$127,216

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Subscription revenues	$22,520	$24,683	$19,001
Interactive services revenues	90,826	79,305	74,653
Total revenues, net	113,346	103,988	93,654

Cost of subscription revenues	8,360	6,516	6,558
Cost of interactive services revenues	33,351	25,214	22,894
Total cost of revenues (1)	41,711	31,730	29,452

Gross profit	71,635	72,258	64,202

Operating expenses (1):
Sales and marketing	31,193	30,424	22,704
Research and development	22,797	19,717	14,663
General and administrative	22,700	15,729	11,587
Facilities exit costs	618	—	—
Gain on settlement and change in fair value of contingent consideration	(8,145)	(1,034)	—
Impairment of long-lived assets and goodwill	8,501	—	—
Total operating expenses	77,664	64,836	48,954

(Loss) income from operations	(6,029)	7,422	15,248

Interest income	75	93	127
Interest expense	—	(214)	(855)
Other income (expense), net	183	—	(73)
Gain on sale-leaseback of building	—	1,689	—

(Loss) income before income taxes	(5,771)	8,990	14,447

Benefit from (provision for) income taxes	2,198	(5,187)	(6,788)

Net (loss) income	$(3,573)	$3,803	$7,659

Net (loss) income available to common stockholders - basic	$(3,867)	$113	$1,703
Net (loss) income available to common stockholders - diluted	$(3,867)	$126	$1,908

Net (loss) income per common share - basic	$(0.17)	$0.01	$0.22
Net (loss) income per common share - diluted	$(0.17)	$0.01	$0.20

Weighted average common shares outstanding - basic	22,297	7,558	7,758
Weighted average common shares outstanding - diluted	22,297	9,145	9,491

(1) Includes stock-based compensation of the following amounts:

Cost of revenues	$183	$272	$213
Sales and marketing	1,361	1,741	1,221
Research and development	730	1,512	899
General and administrative	5,068	2,831	2,201

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Mandatorily							Accumulated
	Redeemable Convertible					Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)	Income (Loss)
Balance at January 1, 2009	13,142	$67,662	7,937	$8	$—	$4,027	$(14)	$—	$(44,088)	$(40,067)
Issuance of common stock upon exercise of stock options	—	—	294	—	—	941	—	—	—	941
Issuance of common stock upon release of RSUs	—	—	13	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,760	—	—	—	4,760
Amortization of deferred stock-based compensation	—	—	—	—	—	(240)	—	—	—	(240)
Adjustment to deferred stock-based compensation for terminations	—	—	—	—	—	—	14	—	—	14
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1)	—	(1)	(1)
Purchase of treasury stock	—	—	—	—	(7,928)	—	—	—	—	(7,928)
Retirement of treasury stock	—	—	(735)	—	7,928	(395)	—	—	(7,533)	—
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	—	(2,840)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	38	—	—	—	38
Net income	—	—	—	—	—	—	—	—	7,659	7,659	7,659
Comprehensive income	—	—	—	—	—	—	—	—	—		$7,658
Balance at December 31, 2009	13,142	$70,502	7,509	$8	$—	$6,291	$—	$(1)	$(43,962)	$(37,664)
Issuance of common stock upon exercise of stock options	—	—	663	—	—	2,680	—	—	—	2,680
Stock-based compensation expense	—	—	—	—	—	5,962	—	—	—	5,962
Stock compensation associated with outstanding repriced options	—	—	—	—	—	394	—	—	—	394
Purchase of treasury stock	—	—	(120)	—	(3,491)	—	—	—	—	(3,491)
Retirement of treasury stock	—	—	(250)	—	3,491	(895)	—	—	(2,596)	—
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	—	(2,840)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	319	—	—	—	319
Net income	—	—	—	—	—	—	—	—	3,803	3,803	3,803
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$3,803
Balance at December 31, 2010	13,142	$73,342	7,802	$8	$—	$11,911	$—	$(1)	$(42,755)	$(30,837)
Issuance of common stock in an initial public offering (“IPO”), net of discounts and issuance costs	—	—	4,378	4	—	62,159	—	—	—	62,163
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	255	—	—	—	(255)	—	—	—	(255)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)	—	—	—	—	—	—	—	—
Conversion of mandatorily redeemable convertible preferred stock to common stock in conjunction with the IPO	(13,142)	(44,011)	11,089	11	—	44,000	—	—	—	44,011
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	140	—	—	—	140
Issuance of common stock upon exercise of stock options	—	—	1,084	1	—	3,483	—	—	—	3,484
Issuance of common stock upon release of RSUs	—	—	17	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,935	—	—	—	7,935
Stock compensation associated with outstanding repriced options	—	—	—	—	—	(463)	—	—	—	(463)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1)	—	(1)	(1)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	328	—	—	—	328
Net loss	—	—	—	—	—	—	—	—	(3,573)	(3,573)	(3,573)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(3,574)
Balance at December 31, 2011	—	$—	24,370	$24	$—	$129,238	$—	$(2)	$(46,328)	$82,932

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net (loss) income	$(3,573)	$3,803	$7,659
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7,342	6,356	4,534
Depreciation and amortization	4,557	3,083	2,889
Amortization of intangible assets	4,181	1,319	—
Allowance for doubtful accounts and sales returns reserve	(56)	119	(5)
Loss on write-off of property and equipment	187	—	—
Facilities exit costs	618	—	—
Impairment of long-lived assets and goodwill	8,501	—	—
Change in carrying value of preferred stock liability	—	33	(16)
Excess tax benefit from stock-based compensation awards	(328)	(319)	(38)
Gain on settlement and change in fair value of contingent consideration	(8,145)	(1,034)	—
Gain on sale-leaseback of building	—	(1,689)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,591)	(3,911)	(4,978)
Deferred tax asset, current and non-current	(2,920)	4,495	5,841
Prepaid expenses and other assets	797	(1,165)	(1,447)
Accounts payable	27	1,210	(523)
Deferred revenue	(379)	(7,464)	3,869
Other accrued liabilities and other payables	(399)	4,276	(767)
Net cash provided by operating activities	8,819	9,112	17,018

Cash flows from investing activities:
Capital expenditures	(10,064)	(4,657)	(2,613)
Business acquisitions	—	(14,600)	(400)
Purchase of short-term investments	(24,849)	(27,793)	(4,426)
Sale of short-term investments	8,590	1,797	—
Decrease in restricted cash	500	—	—
Maturity of short-term investments	24,800	11,725	—
Net cash used in investing activities	(1,023)	(33,528)	(7,439)

Cash flows from financing activities:
Proceeds from issuance of common stock in an initial public offering	64,188	—	—
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	(29,586)	—	—
Payment and settlement of contingent consideration	(6,871)	—	—
Acquisition of common stock	—	(3,491)	(7,928)
Excess tax benefit from stock-based compensation awards	328	319	38
Proceeds from exercise of common stock options	3,484	2,680	941
Net cash provided by (used in) financing activities	31,543	(492)	(6,949)

Net increase (decrease) in cash and cash equivalents	39,339	(24,908)	2,630
Cash and cash equivalents at beginning of period	35,987	60,895	58,265
Cash and cash equivalents at end of period	$75,326	$35,987	$60,895

Supplemental Disclosures:
Cash paid for income taxes	$691	$—	$2,444
Cash refunded for income taxes	(293)	(969)	—
Cash paid for interest	—	214	855

Non-Cash Investing and Financing Activities:
Retirement of treasury stock	—	2,596	7,533
Unrealized gain (loss) on available-for-sale securities, net of tax effect	(1)	—	(1)
Dividend accrued on Series B mandatorily redeemable convertible preferred stock	255	2,840	2,840
Accrued purchase of property and equipment and other assets	62	(843)	—
Contingent consideration recorded in connection with business acquisitions	—	14,750	1,300
Conversion of mandatorily redeemable convertible preferred stock into common shares	44,011	—	—
Reclass of common stock issuance costs from prepaid expenses to additional paid-in-capital	2,025	—	—

The accompanying notes are an integral part of these financial statements.

EPOCRATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Epocrates, Inc. (the “Company” or “Epocrates”) was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc. and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

The Company is a leading provider of subscriptions for mobile drug reference tools and electronic health records to healthcare professionals and interactive services to the healthcare industry. Most commonly used on mobile devices at the point of care, the Company’s products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company’s interactive services, it provides the healthcare industry, primarily pharmaceutical companies, access to its user network to deliver targeted information and conduct market research in a cost-effective manner.

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

2. Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management affect revenue recognition, the allowance for doubtful accounts, the subscription cancellations reserve, the carrying value of long-lived assets and goodwill, the depreciation and amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, the sales tax accrual, the build-out of the Company’s San Mateo facility, accounting for business combinations, stock-based compensation and the fair value of the Company’s common stock and fair value of contingent consideration.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents were $75.3 million and $36.0 million as of December 31, 2011 and 2010, respectively.

Restricted Cash

As of December 31, 2011, the Company had no restricted cash. As of December 31, 2010 restricted cash totaled $0.5 million related to an agreement with the Company’s merchant card provider. This balance is recorded within other assets on the balance sheet.

Short-Term Investments

The Company has classified its short-term investments as available-for-sale securities. Epocrates may sell these securities at any time for use in current operations or other purposes, including as consideration for acquisitions and strategic investments. These securities are reported at fair value with any changes in market value reported as a part of comprehensive income.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the common stock warrant liability, which converted from a preferred stock warrant liability in 2011, (see Note 11 – Mandatorily Redeemable Convertible Preferred Stock) and contingent consideration (see Note 6 – Acquisitions) represents fair value. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings, including the financing liability (see Note 8 – Financing Liability), approximate fair value.

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. The fair value hierarchy prioritizes the inputs into three broad levels:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – Inputs are unobservable inputs based on the Company’s assumptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to less than one year. The primary goals of the Company’s investment policy are, in order of priority, preservation of principal, liquidity and current income. The Company’s professional portfolio managers adhere to this investment policy as approved by the Company’s Board of Directors.

The Company’s investment policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. The Company does not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase, should not exceed 5% of the market value of the portfolio or $1 million, whichever is greater, but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size should normally be greater than $50 million for corporate bonds. No single position in any issue will equal more than 10% of that issue. The final maturity of each security within the portfolio shall not exceed 24 months.

The Company’s revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the United States. For the years ended December 31, 2011, 2010, and 2009, no single customer accounted for more than 10% of total revenues, net. One customer accounted for 15% and no single customer accounted for more than 10% of the net accounts receivable as of December 31, 2011 and 2010, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. Historically, the Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers.

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives of the property and equipment are as follows:

Computer equipment	36 months
Office equipment, furniture and fixtures	36 – 44 months
Software	36 months
Leasehold improvements	Shorter of useful life or lease term

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

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. Prior to 2011, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale. Thus, the Company had historically expensed all software development costs as incurred. During the year ended December 31, 2011, the Company capitalized software development costs of approximately $5.1 million relating to the Electronic Health Record (“EHR”) solution.

The Company entered a controlled release of its EHR product in July 2011 and commenced amortization of the capitalized software development costs. Amortization of capitalized software development costs was $0.3 million during the year ended December 31, 2011. The market for EHR products has been competitive and the Company did not generate significant revenues from its EHR product during the year ended December 31, 2011. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. In connection with this decision, the Company recorded an impairment charge of $4.8 million associated with the EHR capitalized software development costs; this charge is recorded in Impairment of Long-lived assets and Goodwill in the Company’s consolidated statements of operations.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. During the years ended December 31, 2011 and 2010, the Company capitalized $2.4 million and $2.6 million of software development costs related to software for internal use, respectively. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $2.0 million, $1.7 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of internal use software is reflected in cost of revenue. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

As discussed above, the Company plans to discontinue further development of the EHR business, and therefore re-evaluated all EHR assets for potential impairment. The EHR business had $1.9 million of net capitalized software for internal use as of December 31, 2011. The Company determined that all EHR assets that could not be redeployed should be written down from their carrying values to an estimated fair value of zero. The Company recorded a $1.9 million impairment charge for the year ended December 31, 2011 related to capitalized software for internal use. This charge is recorded within Impairment of Long-lived Assets and Goodwill in the Company’s consolidated statements of operations.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.

For the subscriptions and interactive services reporting unit, the Company performed its annual impairment tests in December 2011 and 2010 and determined that the undiscounted cash flow from the long-range forecast exceeded the carrying amount of goodwill in both years, and therefore, no impairment was indicated. The Company has determined that a 10% change in the future undiscounted cash flows as of the date of its most recent goodwill impairment test would not have changed the outcome of the test for the subscriptions and interactive services reporting unit.

The EHR reporting unit included goodwill of $1.1 million that was recorded in conjunction with the acquisition of Caretools, Inc. In conducting the annual impairment test for 2011, the Company took into account that it had only recently entered a controlled release of its EHR product and that its revenue and subscriber estimates had not materialized. Based on the factors outlined above, the Company compared the fair value of the goodwill assigned to the EHR reporting unit against its carrying value. As a result of this analysis, the Company determined that the carrying value of the EHR goodwill exceeded its fair value at December 31, 2011 and recorded an impairment charge of $1.1 million to write down the carrying value of the goodwill associated with the EHR business to an estimated fair value of zero. The impairment charge is recorded in Impairment of Long-lived Assets and Goodwill in the Company’s consolidated statements of operations.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment charge exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during the years ended December 31, 2010 or 2009.

As discussed earlier, the Company determined that revenue and subscriber estimates for its EHR offering had not materialized and has discontinued further development of the EHR product and business. There is no assurance that the Company will be able to sell its EHR assets. Therefore, the carrying value of these assets was written down to an estimated fair value of zero.

Freestanding Preferred Stock Warrants

Freestanding warrants that are related to the Company’s Convertible Preferred Stock were classified as liabilities on the Company’s balance sheet through the year ended December 31, 2010. The warrants were subject to reassessment at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net. The Company adjusted the liability for changes in fair value until the completion of its IPO which closed on February 7, 2011, at which time all preferred stock warrants were converted into warrants to purchase common stock, and accordingly, the liability was reclassified to stockholders’ equity (deficit).

Revenue Recognition

Stand-Alone Sales of Premium Subscriptions Services. The majority of healthcare professionals in the Company’s network uses its free products and do not purchase any of the Company’s premium subscriptions. The Company generates revenue from the sale of premium subscription products. Subscription options include:

•      a subscription to one of three premium mobile products the Company offers that a user downloads to their mobile device;

•      a subscription to the Company’s premium online product or site licenses for access via the Internet on a desktop or laptop; and

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

If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company provides a refund. The Company records a reserve based on estimated future cancellations using historical data. To date, such returns reserve has not been material and has been within management’s expectations.

Stand-Alone Sales of Interactive Services. The Company also generates revenue by providing healthcare companies with interactive services through targeted access to its user network through interactive services. These services include DocAlert clinical messaging services, virtual representative services, Epocrates market research services, formulary hosting services and mobile resource centers.

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

DocAlert Clinical Messaging Services.  DocAlert messages are short clinical alerts delivered to the Company’s users when they connect with the Company’s databases to receive updated content. Most of these DocAlert messages are not sponsored and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. The balance of DocAlert messages are sponsored by the Company’s clients. Messages are targeted to all or a subset of physicians to increase the value and relevance to recipients. Clients contract with the Company to publish an agreed upon number of DocAlert messages over the contract period, typically one year. Each sponsored message is available to users for four weeks. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for clinical messaging services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. The messages to be delivered can be either asymmetrical, that is each message is delivered to a different target group of users, or symmetrical, that is each message is delivered to the same target group of users. As discussed in detail under multiple element arrangements below, for contracts signed or materially modified on or after January 1, 2009, the Company allocates consideration to each message based on the Company’s best estimate of sales price (“BESP”), and recognizes revenue ratably over the delivery period of each message. As it relates to contracts signed prior to January 1, 2009, the Company has not established vendor objective evidence (“VOE”) of fair value for DocAlert messages. Therefore, for those contracts signed prior to January 1, 2009, revenue in asymmetrical arrangements is recognized over the delivery period of the last contracted message, or if the Company’s client does not provide all such messages to the Company, upon expiration of the contract. Revenue for symmetrical agreements is recognized ratably over the delivery period of each symmetrical message because despite not being able to demonstrate VOE of fair value for each individual message, each message is of equal value to the client because the target audience for each message is the same.

Virtual Representative Services.  The Company’s mobile promotional programs are designed to supplement and replicate the traditional sales model with services typically provided during representative interactions – product detailing, drug sample delivery, patient literature delivery and drug coverage updates. The Company’s pharmaceutical clients contract with the Company to make one or more of these services available to its users for a period of time, usually one year. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for virtual representative services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the contracted term.

Epocrates Honors Market Research Services.  The Company recruits healthcare professionals to participate in market research activities. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. Typically, a customer will pay the Company a fee for access to a targeted group of its users whom they wish to survey. The Company pays a portion of this fee to the survey participants as an honoraria. Upon completion of the survey, which typically runs for about a month, the Company will bill the customer the entire amount due. The Company has concluded that it acts as the primary obligor. Accordingly, the Company recognizes the entire fee paid by its customers as revenue upon confirmation of completion of the survey, and the compensation paid by the Company to survey participants is recorded as a cost of revenue when earned by the participant.

Formulary Hosting Services.  Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. Clients, usually health insurance providers, contract with the Company to make their formulary available to the Company’s user base, typically for a one to three year period. Clients are typically billed up front on a quarterly or an annual basis. Because billings for formulary services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the term of the contract.

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

Multiple Element Arrangements Signed On or After January 1, 2009. The Company often enters into arrangements that contain various combinations of services from the above described subscriptions and interactive services. The customer is typically charged a fee for the entire group of services to be provided. Clients are typically billed half of the contracted fee upon signing the contract with the balance being billed 90 days after the contract is signed. Each element typically has a delivery period of one year, but the various elements may or may not be delivered concurrently.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements to:

•                provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and how the consideration should be allocated;

•      require an entity to allocate revenue in an arrangement using BESP if a vendor does not have vendor specific objective evidence (“VSOE”) of fair value or third party evidence (“TPE”) of fair value; and

•      eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The Company elected to early adopt this accounting guidance as of January 1, 2009.

The new guidance does not change the units of accounting for the Company’s revenue transactions. However, prior to adopting this new guidance, revenue for some delivered items was often deferred until certain other deliverables completed their delivery. Under the new guidance, if the Company cannot establish VSOE of fair value, the Company should then determine if it can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company’s services differ significantly from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

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

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including an analysis of recent stand-alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. As these factors are mostly subjective, the determination of BESP requires significant judgment. If the Company had chosen different values for BESP, the Company’s revenue and deferred revenue could have been materially different.

The Company has established a hierarchy to determine BESP. First, the Company considers recent stand-alone sales of each product. If the quantity of stand-alone sales is not substantive, the Company calculates BESP as a percentage discount off of the approved selling price as established by the Company’s pricing committee. This discount is calculated as the average discount in recent deals where the product was bundled with other products. If there are not a substantive number of deals where the product was bundled with other products, the Company uses the approved selling price as established by the Company’s pricing committee until the Company has sufficient history of transactions to compute BESP using either the stand-alone or bundled methodology discussed above.

Net revenue as reported and net revenue that would have been reported during the year ended December 31, 2009, had the Company not adopted the new guidance (pro forma basis) is shown in the following table (in thousands):

	As Reported	Pro Forma Basis
Total revenues, net	$93,654	$91,595

Multiple Element Arrangements Signed Prior to January 1, 2009. For contracts that were signed prior to January 1, 2009 that were not materially modified after January 1, 2009, the Company used and continues to use the prior revenue recognition guidance. Under this guidance, if VSOE or VOE of fair value exists for the last undelivered element, the Company applies the residual method whereby only the fair value of the undelivered element is deferred and the remaining residual fee is recognized when delivered. If VSOE or VOE of fair value does not exist for the last undelivered element, the entire fee is recognized over the period of delivery of the last undelivered element.

VSOE of fair value has been established for subscriptions to the Company’s mobile premium products and license codes and represents the price charged when that element is sold separately. VOE of fair value for online premium product subscriptions, site licenses and interactive services is also established based on the price paid when such services are sold separately. To date, VOE of fair value for online premium product subscriptions or site licenses has not been established nor has VOE of fair value been established for interactive services due to the wide variability in the pricing of most interactive services.

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

The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed over the vesting period.

Research and Development

Research and development costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock-based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying statements of operations. Advertising expense totaled $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net (Loss) Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income available to common stockholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase. Net (loss) income available to common stockholders is calculated using the two class method as net (loss) income less the preferred stock dividend for the period less the amount of net (loss) income (if any) allocated to preferred based on weighted preferred stock outstanding during the period relative to total stock outstanding during the period.

Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted income per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options, warrants and restricted stock units (“RSUs”) is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per common share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009

Numerator:
Net (loss) income	$(3,573)	$3,803	$7,659
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	294	3,523	3,523
Less: Allocation of net income to participating preferred shares	—	167	2,433
Numerator for basic calculation	(3,867)	113	1,703

Undistributed earnings re-allocated to common stockholders	—	13	205

Numerator for diluted calculation	$(3,867)	$126	$1,908

Denominator:
Denominator for basic calculation, weighted average number of common shares outstanding	22,297	7,558	7,758
Dilutive effect of stock options, restricted stock units and warrants using the treasury stock method	—	1,587	1,733
Denominator for diluted calculation	22,297	9,145	9,491

Net (loss) income per share
Basic net (loss) income per common share	$(0.17)	$0.01	$0.22
Diluted net (loss) income per common share	$(0.17)	$0.01	$0.20

Diluted (loss) income per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and stock options and warrants (using the treasury stock method). Dilutive securities have been excluded from the diluted loss per share computations as such securities have an anti-dilutive effect on net (loss) income per share.

For the years ended December 31, 2011, 2010 and 2009, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009

Series B preferred stock warrants	11	18	18
Outstanding unexercised options and restricted stock units	3,034	3,138	2,081
Mandatorily redeemable convertible preferred stock	972	13,142	13,142
Total outstanding	4,017	16,298	15,241

Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to losses or gains that, under GAAP, are recorded as elements of stockholders’ equity (deficit) but are excluded from net (loss) income. The Company’s other comprehensive (loss) income consists of unrealized (losses) gains on available-for-sale securities. Comprehensive (loss) income as of December 31, 2011, 2010 and 2009 consists of the following components, net of related tax effects (in thousands):

	Years Ended December 31,
	2011	2010	2009

Net (loss) income	$(3,573)	$3,803	$7,659
Change in unrealized (loss) gain on available-for-sale securities, net of tax effect	(1)	—	(1)
Comprehensive (loss) income	$(3,574)	$3,803	$7,658

Recently Adopted and Recently Issued Accounting Guidance

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

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test, and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, non-recurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements as there were no acquisitions completed in 2011.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. Early application is not permitted for public companies. The Company will adopt this guidance upon its effective date for periods beginning after December 15, 2011 and does not anticipate that this adoption will have a significant impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued revised accounting guidance, which deferred the guidance relating to the presentation of reclassification adjustments. All other requirements of the previously issued guidance were not affected by the issuance of this revised guidance. The Company will adopt this guidance upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption of the standard is permitted. The Company will adopt this standard for the annual period beginning January 1, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

The fair value hierarchy prioritizes the inputs into three broad levels:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – Inputs are unobservable inputs based on the Company’s assumptions.

The following tables represent the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and the basis of that measurement (in thousands):

	Total
As of December 31, 2011	Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash equivalents	$10,310	$10,035	$275	$—
Short-term investments (See Note 4)
Obligations of U.S. government agencies	6,219	—	6,219	—
Obligations of U.S. corporations	2,630	—	2,630	—
Obligations of Non-U.S. corporations	1,048	—	1,048	—
Total short-term investments	9,897	—	9,897	—

TOTAL FINANCIAL ASSETS	$20,207	$10,035	$10,172	$—

	Total
As of December 31, 2010	Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash equivalents	$25,311	$24,177	$1,134	$—
Short-term investments (See Note 4)
Obligations of U.S. government agencies	10,029	—	10,029	—
Obligations of U.S. corporations	3,354	—	3,354	—
Obligations of Non-U.S. corporations	2,114	—	2,114	—
Bank certificates of deposit	3,200	—	3,200	—
Total short-term investments	18,697	—	18,697	—

TOTAL FINANCIAL ASSETS	$44,008	$24,177	$19,831	$—

LIABILITIES
Acquisition-related contingent consideration (See Note 6)	$15,016	$—	$—	$15,016
Preferred stock warrant	140	—	—	140

TOTAL FINANCIAL LIABILITIES	$15,156	$—	$—	$15,156

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term nature of those instruments. The carrying value of the preferred stock warrant liability (see Note 11 – Mandatorily Redeemable Convertible Preferred Stock) and contingent consideration (see Note 6 – Acquisitions) represents fair value.

During the year ended December 31, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments. There were no transfers of instruments to Level 3, and the only instruments transferred out of Level 3 in 2011 were the preferred stock warrants which were settled. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis at December 31, 2011 (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Acquisition-Related
	Contingent	Preferred
	Consideration	Stock Warrant

Balance at January 1, 2011	$15,016	$140
Settlements	(6,871)	(140)
Total gains included in earnings	(8,145)	—
Balance at December 31, 2011	$—	$—

4. Short-Term Investments

Marketable securities are classified as available-for-sale. These securities are reported at fair value with any changes in market value reported as a part of comprehensive income. Premiums (discounts) are amortized (accreted) to interest income over the life of the investment. Marketable securities are classified as short-term investments if the remaining maturity from the date of purchase is in excess of 90 days. Investments with contractual maturities of more than one year are included in current short-term investments since the Company intends to convert them into cash as necessary to meet liquidity needs.

The Company determines the fair value amounts by using available market information. As of December 31, 2011 and 2010, the average portfolio duration was less than six months and the contractual maturity of any single investment did not exceed 12 months.

All short-term investments, except for the money market funds, as of December 31, 2011 and 2010 are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

As of December 31, 2011 and 2010, unrealized gains and losses on available-for-sale securities can be summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,494	$1	$(1)	$6,494
Obligations of U.S. corporations	2,633	—	(3)	2,630
Obligations of Non-U.S. corporations	1,048	—	—	1,048
Money market funds	10,035	—	—	10,035
Cash	65,016	—	—	65,016
	$85,226	$1	$(4)	$85,223

Amounts included in cash and cash equivalents	$75,326	$—	$—	$75,326
Amounts included in short-term investments	9,900	1	(4)	9,897
	$85,226	$1	$(4)	$85,223

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$10,562	$2	$(2)	$10,562
Obligations of U.S. corporations	3,955	2	(2)	3,955
Obligations of Non-U.S. corporations	2,114	—	—	2,114
Bank certificates of deposit	3,200	—	—	3,200
Money market funds	24,177	—	—	24,177
Cash	10,676	—	—	10,676
	$54,684	$4	$(4)	$54,684

Amounts included in cash and cash equivalents	$35,987	$—	$—	$35,987
Amounts included in short-term investments	18,697	4	(4)	18,697
	$54,684	$4	$(4)	$54,684

As of December 31, 2011 and 2010, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Money market funds included in cash equivalents as of December 31, 2011 and 2010 are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. The remaining portion of cash equivalents is comprised of obligations of U.S. government agencies, which are considered Level 2 investments under the GAAP fair value hierarchy. Cash equivalents were $10.3 million and $25.3 million as of December 31, 2011 and 2010, respectively.

5. Balance Sheet Components

The components of property and equipment, net as of December 31, 2011 and 2010 (in thousands) are as follows:

	December 31,
	2011	2010

Computer equipment and purchased software	$9,955	$8,366
Software developed for internal use	8,947	9,240
Furniture and fixtures	3,131	2,330
Leasehold improvements	2,112	2,285
	24,145	22,221
Less: Accumulated depreciation and amortization	(16,862)	(13,464)
	$7,283	$8,757

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $3.1 million and $2.9 million, respectively.

The components of other accrued liabilities as of December 31, 2011 and 2010 (in thousands) are as follows:

	December 31,
	2011	2010

Accrued employee compensation	$3,021	$4,400
Accrued market research honoraria	1,476	1,166
Accrued royalties payable	1,273	1,063
Other accrued expenses	3,830	2,622
	$9,600	$9,251

6. Acquisitions

Acquisition of Modality, Inc.  On November 12, 2010, the Company acquired 100% of the outstanding stock of Modality, Inc., in exchange for $13.8 million in cash. The Company acquired Modality for its current applications for the Apple iPod touch and Apple iPhone as well as its existing processes in place to develop additional applications.

Acquisition of MedCafe, Inc.  On February 1, 2010, the Company acquired certain intangible assets of MedCafe, Inc., or MedCafe, a Delaware corporation, in exchange for $0.9 million in cash. The Company acquired MedCafe to allow it to expand the information it provides its users. In addition, the seller had the potential to earn additional amounts (“contingent consideration”) based on the operating results of the MedCafe product line. The Company recorded $14.8 million in earn-out consideration on the acquisition date based on its estimate of the operating results of the MedCafe product line through March 2014. The contingent consideration liability is re-measured using Level 3 inputs and carried at its fair value, with changes in fair value recorded in operating expenses.

In April 2011, the Company paid approximately $0.5 million towards the first installment of the earn-out consideration. In June 2011, the Company entered into an agreement with the sellers of MedCafe to settle the earn-out consideration liability for a lump sum payment of $6.4 million. The settlement of the liability resulted in a gain of approximately $6.4 million in the second quarter of 2011, which has been recorded under Gain on settlement and change in fair value of contingent consideration in the Company’s consolidated statements of operations.

The following table summarizes the purchase price allocations in connection with acquisitions completed in 2010 (in thousands):

	Modality, Inc.	MedCafe, Inc.

Net liabilities acquired	$(789)	$—
Technology	5,500	5,760
Customer relationships	—	30
Trademark and trade name	—	40
Non-compete agreement	700	150
Goodwill	8,339	9,620
	$13,750	$15,600

The following table presents selected financial data assuming the acquisitions in 2010 had occurred on January 1, 2010 (in thousands, except per share data):

	Years Ended December 31,
	2010	2009
Total revenues, net	$105,661	$95,588
Net income	$2,269	$4,999
Net (loss) income per common share - basic	$(0.17)	$0.06
Net (loss) income per common share - diluted	$(0.17)	$0.06

Contingent consideration of Caretools, Inc. — The Company acquired Caretools, Inc., or Caretools, for its technology, which was intended to be used in the development of Epocrates’ EHR offering. In connection with the acquisition of Caretools on June 23, 2009, the Company recorded contingent consideration of $1.3 million on the acquisition date. This contingent consideration was calculated based on an estimate of royalty on revenues generated from sales of product developed incorporating Caretools’ technology. As of December 31, 2011 and 2010, the fair value of this contingent consideration was zero and $2.2 million, respectively.

The Company calculated the fair value of the liability during the year ended December 31, 2011 using Level 3 inputs and recorded a decrease in the contingent consideration liability of approximately $1.7 million, primarily due to changes in the discount periods and estimates of revenues to be derived from the acquired technologies of Caretools. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. In connection with this decision, Epocrates recorded a gain of $0.5 million to write down carrying value of the contingent consideration liability to an estimated fair value of zero. This gain has been recorded in Gain on settlement and change in fair value of contingent consideration in the Company’s consolidated statements of operations for the year ended December 31, 2011.

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill were as follows (in thousands):

	Caretools	MedCafe	Modality	Total

Balance at January 1, 2009	$—	$—	$—	$—
Additions	1,120	—		1,120
Balance at December 31, 2009	$1,120	$—	$—	$1,120
Additions	—	9,620	8,339	17,959
Balance at December 31, 2010	$1,120	$9,620	$8,339	$19,079
Additions	—	—	—	—
Impairment	(1,120)	—	—	(1,120)
Balance at December 31, 2011	$—	$9,620	$8,339	$17,959

Acquired Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2011				December 31, 2010
	Gross			Net	Gross		Net
	Carrying	Accumulated		Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Impairment	Amount	Amount	Amortization	Amount

Technology	$11,780	$5,015	$448	$6,317	$11,780	$1,189	$10,591
Customer relationships	60	34	26	—	60	15	45
Trademarks and trade name	50	31	9	10	50	10	40
Non-compete agreement	870	423	3	444	870	108	762
	$12,760	$5,503	$486	$6,771	$12,760	$1,322	$11,438

Amortization of intangible assets was $4.2 million, $1.3 million, and $3,333 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of the acquired intangible assets is reflected in cost of revenues. Amortization for the years ending December 31, 2012 and 2013 is expected to be approximately $4.0 million and $2.8 million, respectively.

8. Financing Liability

In April 2007, the Company began a build-out of existing office space which would become the Company’s San Mateo facility. From April 2007 through September 2007, the Company incurred $4.0 million in construction costs. Per the terms of the lease with the sublandlord of the property, the sublandlord would reimburse up to $2.7 million of these construction costs.

When the Company signed the lease, the construction of the space it would lease was unfinished. There was no HVAC, no plumbing or electricity, no networking capability, and no internal walls or offices. As such, the space was not capable of being occupied by any lessee. The Company concluded that under GAAP, it should be considered the owner of the construction project for two reasons:

•               Under the lease agreement, the Company was responsible to pay for any cost overruns to make the building ready for occupancy. Per GAAP, if a lessee’s guarantee exceeds 90% of the total project costs it should be considered the owner of the project. A lessee’s unlimited obligation to cover costs over a certain amount would result in its maximum guarantee to be in excess of 90% of the total project costs. Under GAAP, the probability of the lessee having to make such payments should not be considered in performing the maximum guarantee test.

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

Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting under GAAP because of a provision in the lease which constituted continuing involvement. There was a requirement to issue the sublandlord a letter of credit in lieu of a cash security deposit. The Company’s bank required it to maintain a restricted deposit at least equal to the amount of the letter of credit. Under GAAP providing collateral on behalf of the buyer-lessor, including a collateralized letter of credit, constitutes continuing involvement, if earlier. Further, a financial institution’s right of offset against any amounts on deposit against a letter of credit constitutes collateral. Therefore, the Company expected the building to remain on its books until the earlier of the end of the lease or until the Company no longer has continuing involvement. Interest expense on the financing obligation is recorded over the term of the obligation.

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

9. Income Taxes

The Company’s effective tax expense differs from the expense computed using statutory tax rates for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Tax computed at the federal statutory rate	$(1,962)	$3,147	$5,056
State tax, federally effected	(123)	744	884
Stock compensation	21	1,080	718
Tax credits	(780)	(408)	(381)
State rate adjustment	15	763	325
Permanent differences	79	(139)	186
Valuation allowance	509	—	—
Other	43	—	—
Income tax (benefit) provision	$(2,198)	$5,187	$6,788

The (benefit from) provision for income taxes for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Current tax expense:
Federal	$568	$1,353	$254
State	152	76	695
	720	1,429	949

Deferred tax expense:
Federal	(2,838)	2,050	4,690
State	(80)	1,708	1,149
	(2,918)	3,758	5,839

Income tax (benefit) provision	$(2,198)	$5,187	$6,788

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$1,300	$1,841
Tax credits	911	355
Deferred revenue	7,021	4,486
Stock compensation	3,718	1,983
Accrued expenses	1,388	1,380
Total deferred tax assets	14,338	10,045
Valuation allowance	(668)	(159)
	13,670	9,886
Fixed assets	(2,126)	(2,282)
Intangible assets	(2,875)	(1,854)
Net deferred tax assets	$8,669	$5,750

The Company recorded increases in the valuation allowance of approximately $0.5 million and $0.2 million as of December 31, 2011 and 2010, respectively. The increase in the valuation allowance in 2011 was recorded against state deferred tax assets related to certain research and development credits for which the Company has determined it is more likely than not that such deferred tax assets will not be realized in the future.

At December 31, 2011, the Company had federal and state tax net operating loss carryforwards before the valuation allowance and before the excess tax benefit of $2.4 million and $16.0 million, respectively. Of these amounts, $0.7 million and $3.0 million is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal and state net operating losses will begin to expire in 2019 and 2014, respectively. At December 31, 2011, the Company had federal and state research tax credit carryforwards of $0.9 million and $1.3 million, respectively. Of these amounts, $0.2 million and zero is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal research credit carryforward begins to expire in 2028. The state research credit carryforwards do not expire. At December 31, 2011, the Company had federal alternative minimum tax (“AMT”) credit carryforwards of $0.7 million which is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal AMT credit carryforwards do not expire.

As of December 31, 2011, the Company had reserves and excess tax benefits totaling $1.5 million which have been reflected as a reduction to the Company’s gross tax credits of $2.4 million.

As of December 31, 2011, the Company has deferred the recognition of its excess tax benefit from stock option exercises of $1.3 million until it is actually realized.

At December 31, 2011, the Company’s unrecognized tax benefit totaled $1.1 million, of which $0.9 million, if recognized, would affect the Company’s effective income tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The rollforward of gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009	$533
Additions based on tax positions related to the current year	103
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	—
Settlements	—
Balance as of December 31, 2009	668
Additions based on tax positions related to the current year	142
Additions for tax positions of prior years	—
Additions related to Modality acquisition	83
Reductions for tax positions of prior years	(2)
Settlements	—
Balance as of December 31, 2010	891
Additions based on tax positions related to the current year	236
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1)
Settlements	—
Balance as of December 31, 2011	$1,126

As of December 31, 2011, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company is subject to federal and state income tax in the jurisdictions in which the Company operates. The tax years that remain subject to examination are 2008 through 2011 for federal income taxes and 2007 through 2011 for state income taxes. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating losses or credit carryforward amount.

The Company completed an examination of its 2007 and 2008 California state tax returns during December 2010 with no adjustment. The Company is not currently under examination in any other jurisdiction.

10. Commitments and Contingencies

Operating Leases

The Company leases two office spaces in New Jersey; one in San Mateo, California; and one in Durham, North Carolina under non-cancellable operating leases which expire in December 2012, March 2014, December 2014 and December 2014, respectively. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $2.0 million and $0.5 million, respectively. Future minimum lease payments under these leases as of December 31, 2011 are as follows (in thousands):

Operating
Years Ending December 31,	Leases

2012	$2,861
2013	2,565
2014	1,938
$7,364

Minimum Royalty and Content License Fee Commitments

The Company’s royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred.

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate sales of subscriptions. Because significant performance remains with the content owner, including the obligation on the part of the content owner to keep its content accurate and up to date, the Company records royalty payments as a liability when incurred, rather than upon execution of the agreement.

Typically, the terms of the Company’s royalty agreements call for the Company to pay the content owner either a percentage of sales of subscription products that use such content or are based upon the number of users to subscription products that use such content. However, certain royalty agreements require payment to content owners only after funds are received from the Company’s customers. Payments are due within 30-45 days of the designated royalty period, which is typically either three or six months. Royalty agreements require the Company to report subscription sales data and as well as data regarding the number of users for subscription products that use such data. Royalty agreements may initially be signed for multi-year terms, typically two to four years, but revert to automatically renewable one-year agreements after the initial contract term expires.

Actual royalty expense under such royalty agreements was $4.2 million, $3.2 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum payments under various royalty and license fee agreements with vendors as of December 31, 2011 are as follows (in thousands):

Royalty and
Content License
Years Ending December 31,	Fee Commitments

2012	$4,571
2013	2,642
2014	1,317
$8,530

Other Commitments

The Company has contracted with a consulting firm to provide product development and content development work. The Company is committed to pay $50,000 per month through December 2013 under this arrangement.

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

Legal Matters

On February 25, 2011, the Company received a letter from the SEC informing it that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to the Company’s expert network services, including its relationship with Hudson Street Services, a Goldman, Sachs & Co. business. On January 5, 2012, Epocrates, Inc. received a letter from the SEC notifying the Company that the SEC had terminated its inquiry regarding Epocrates’ expert network services and that no enforcement action has been recommended.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, balance sheet or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2011 or 2010.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of December 31, 2011 or 2010.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Mandatorily Redeemable Convertible Preferred Stock

On February 1, 2011, the Company’s registration statement on Form S-1 for its IPO was declared effective by the SEC and on February 7, 2011, the Company closed its IPO. As a result of the IPO, the Company’s mandatorily redeemable convertible preferred stock was automatically converted into common stock.

The following table summarizes information related to the Company’s mandatorily redeemable convertible preferred stock prior to conversion into common stock (in thousands, except par value):

					Proceeds
					Net of
		Shares	Shares	Liquidation	Issuance
Series	Par Value	Authorized	Outstanding	Preference	Costs

A	$0.001	5,050	4,195	$4,195	$4,150
B	0.001	6,250	6,217	64,830	35,455
C	0.001	4,004	2,730	4,348	4,302
		15,304	13,142	$73,373	$43,907

The Series A and C mandatorily redeemable convertible preferred stock converted on a 1:0.786 basis into common stock while the Series B mandatorily redeemable convertible preferred stock converted on a 1:0.908 basis.

Dividends

Holders of Series B Stock are entitled to receive dividends, in preference to the holders of Series A Stock, Series C Stock and common stock, at the simple rate of 8% of the original issue price of $5.71 on each outstanding share of Series B Stock. The dividends are cumulative and shall be payable, in cash or stock, as determined by the Board of Directors, only upon any consolidation or merger of the Company in which in excess of 50% of the Company’s voting power is transferred; the sale, lease or other disposition of all or substantially all of the assets of the Company; upon the automatic conversion in connection with either an initial public offering or the requisite vote of the outstanding preferred stock; or upon the first redemption date. The Company accrued dividends related to Series B Stock of $2.8 million for the year ended December 31, 2010 and $0.3 million for the three month period ended March 31, 2011. From the proceeds of the IPO, aggregate cumulative dividends of $29.6 million were paid in full to the holders of the Company’s Series B preferred stock.

Convertible Preferred Stock Warrants

In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. The Company recorded a decrease to general and administrative expense of $15,549 for the year ended December 31, 2009 and an increase to general and administrative expense of $32,752 for the year ended December 31, 2010, to reflect a change in the fair value of these outstanding warrants. Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity.

12. Common Stock

As of December 31, 2011 and 2010, the Company was authorized to issue 100 million and 30.1 million shares of $0.001 par value common stock, respectively. Reserved shares of common stock were as follows (in thousands):

	December 31,
	2011	2010

Warrants	17	17
Options	4,684	7,403
Restricted stock units	137	168
Mandatorily redeemable convertible preferred stock	—	11,089
Total outstanding	4,838	18,677

Repurchase of Common Stock

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

Common Stock Warrants

Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity. At December 31, 2011, there were 16,540 common stock warrants outstanding at an exercise price of $6.29.

13. Equity Award Plans

In August 1999, the Company’s Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (“1999 Plan”). In May 2009, the Board of Directors adopted and the stockholders approved, an amendment and restatement of the 1999 Plan, the 2008 Equity Incentive Plan (“2008 Plan”). In July 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (“2010 Plan” and collectively, the “Plans”). The 2010 Plan was most recently amended by the Board of Directors on December 22, 2010 and was approved by the Company’s stockholders on January 5, 2011. The 2010 Plan became effective upon the completion of the IPO. Awards granted after May 2009 but before the adoption of the 2010 Plan continue to be governed by the 2008 Plan. All outstanding stock awards granted prior to May 2009 continue to be governed by the terms of the Company’s 1999 Plan.

The Plans provide for the grant of incentive stock options under the federal tax laws and non-statutory stock options. Only employees may receive incentive stock options, but non-statutory stock options may be granted to employees, non-employee directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-statutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Shares subject to options under the Plans generally vest in a series of installments over an optionee’s period of service, generally four years. The 2008 Plan provides for the grant of restricted stock units to employees.

The term of options granted under the Plans may not exceed ten years. Unless the terms of an optionee’s stock option agreement provide otherwise, if an optionee’s service relationship with the Company, or any of its affiliates, ceases for any reason other than disability or death, the optionee may exercise the vested portion of any options for three months after the date of such termination. If an optionee’s service relationship with the Company, or any of its affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In no event, however, may an option be exercised beyond the expiration of its term.

As of December 31, 2011, the Company had reserved approximately 6.5 million shares of common stock for issuance under the Plans.

A summary of activity under the Plans for the years ended December 31, 2009, 2010, and 2011 is as follows (in thousands, except weighted average exercise price):

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Balances, January 1, 2009	4,210	$5.85	6.96	$31,211

Granted	2,319	11.28
Forfeited, cancelled or expired	(318)	10.83
Exercised	(293)	3.21
Balances, December 31, 2009	5,918	$7.89	7.26	$18,790

Options vested and expected to vest at December 31, 2009	5,718	$7.77	7.18	$18,762

Options exercisable at December 31, 2009	3,017	$4.97	5.39	$17,205

Granted	1,629	$13.39
Forfeited, cancelled or expired	(636)	10.73
Exercised	(664)	4.04
Balances, December 31, 2010	6,247	$9.44	7.23	$28,424

Options vested and expected to vest at December 31, 2010	5,957	$9.27	7.12	$28,141

Options exercisable at December 31, 2010	3,348	$6.82	5.67	$24,007

Granted	527	$15.08
Forfeited, cancelled or expired	(1,006)	12.53
Exercised	(1,084)	3.22

Balances, December 31, 2011	4,684	$10.85	5.32	$4,318

Options vested and expected to vest at December 31, 2011	4,524	$10.73	5.19	$4,318

Options exercisable at December 31, 2011	3,328	$9.83	3.95	$4,317

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $9.2 million, $7.9 million and $3.5 million, respectively. The weighted average grant date fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $6.96, $5.96 and $5.11, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011 (in thousands, except weighted average exercise price):

	Options Outstanding			Options Vested
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$0.20-$5.50	818	2.89	$2.77	818	$2.77
$5.80-$10.17	924	6.04	$9.31	603	$9.28
$10.81-$12.11	902	2.27	$12.08	836	$12.10
$13.17-$13.26	590	4.48	$13.24	553	$13.24
$13.36-$13.99	1,193	8.26	$13.62	453	$13.51
$16.00-$22.97	257	9.40	$19.40	65	$19.88
	4,684	5.32	$10.85	3,328	$9.83

Restricted Stock Units

The Company grants RSUs to its employees under the 2008 Plan. The value of RSUs granted is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest in monthly installments over a period of three to four years, but are released only after all RSUs have been vested on a date of the employee’s choosing. Compensation expense is recorded ratably on a straight-line basis over the requisite service period. The following table summarizes all RSU activity for the years ended December 31, 2009, 2010, and 2011 (in thousands except weighted average grant date fair value):

		Weighted
		Average
	Number of	Remaining
	RSUs	Contractual	Aggregate
	Outstanding	Life (in years)	Intrinsic Value

Balances at January 1, 2009	—
Granted	100
Forfeited or canceled	(38)
Released	(13)

Balances at December 31, 2009	49	2.49	$506

RSUs vested and expected to vest at December 31, 2009	41	2.21	$416

Awarded	149
Forfeited or canceled	(30)

Balances at December 31, 2010	168	2.67	$2,346

RSUs vested and expected to vest at December 31, 2010	119	2.65	$1,663

Awarded	20
Released	(17)
Forfeited or canceled	(34)

Balances at December 31, 2011	137	1.74	$1,072

RSUs vested and expected to vest at December 31, 2011	122	1.70	$798

The fair value of option and RSU grants that vested during the years ended December 31, 2011, 2010 and 2009 was $6.5 million, $5.8 million and $3.9 million, respectively.

14. Stock-Based Compensation

The following table summarizes all stock-based compensation charges for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009

Stock-based compensation expense	$7,805	$5,962	$4,760
Amortization of deferred stock-based compensation	—	—	14
Stock-based compensation associated with outstanding repriced options	(463)	394	(240)
Total stock-based compensation	$7,342	$6,356	$4,534

Included in the stock-based compensation expense is a charge of approximately $1.5 million for the year ended December 31, 2011 relating to modification of the vesting or exercise terms of the stock options held by certain directors who have resigned from the Board of Directors and certain employees who have resigned from the Company.

For stock options and restricted stock units granted on or after January 1, 2006, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period. For grants prior to the January 1, 2006, the Company continues to recognize compensation expense on the remaining unvested awards under the intrinsic value method.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and restricted stock units. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Years Ended December 31,
	2011	2010

Dividend yield	—	—
Expected volatility	50%-60%	51%-52%
Risk-free interest rate	0.9%-2.1%	1.2%-2.3%
Expected life of options (in years)	4.75-5.0	4.5-4.75
Weighted average grant date fair value	$6.96	$5.96

The assumptions above are based on multiple factors, including historical exercise patterns of relatively homogeneous groups with respect to exercise and post-vesting termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of similar public companies in terms of type of business, industry, stage of life cycle, size and geographical market. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate as of the date of grant.

Cash proceeds from the exercise of stock options were $3.5 million, $2.7 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Compensation expense is recognized ratably over the requisite service period. At December 31, 2011, there was $6.7 million of unrecognized compensation cost related to options and $0.9 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.0 years and 2.6 years, respectively.

For options that are exercised after they are vested and for RSUs that are released, the Company’s policy is to issue new shares immediately upon exercise or release. The issuance of these new shares is from the Company’s pool of common stock reserved for future issuance as approved by the Company’s stockholders. As of December 31, 2011, the Company had reserved 6.5 million shares of common stock for issuance under the Plans.

Stock-Based Compensation Associated With Outstanding Repriced Options

In November 2003, the Company’s Board of Directors approved a stock option repricing program. Under this program, eligible employees could elect to exchange certain outstanding stock options with an exercise price greater than or equal to $1.00 for a new option to purchase the same number of shares of common stock. As of the cancellation date, the Company had accepted 0.7 million shares for exchange and 0.7 million stock options were granted six months and one day after they were exchanged for an average exercise price of $0.32.

Because of the subsequent reassessment of the fair market value of the common stock, the options repriced became subject to variable accounting, which requires all such vested options repriced be marked to market until such options are cancelled, expire, or are exercised. For the year ended December 31, 2011, the Company recorded a decrease to expense of $0.5 million related to these repriced options. The Company recorded an increase to expense related to these repriced options of $0.4 million during the year ended December 31, 2010. The impact of the change in fair value related to repricing during the year ended December 31, 2009 was a reduction to expense of $0.2 million.

15. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for the years ended December 31, 2011, 2010 and 2009.

16. Segment Information

Historically, the Company was organized as one segment. Beginning in 2010, the Company organized its operations into two operating segments: Subscriptions and Interactive Services, and Electronic Health Records. Both segments market their services to clients in the healthcare, pharmaceutical and insurance industries primarily located within the United States. All of the Company’s long-lived assets are located in the United States.

The Company presents its segment information along the same lines that its Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company does not allocate certain expenses to its segments, such as stock-based compensation and certain general and administrative, marketing and research and development expenses that benefit both segments. These costs are reported as other unallocated corporate costs in the tables below. The Company’s CODM does not review asset information on a segment basis, and therefore, no such information is presented.

To date, the Company has not generated significant revenue from its EHR offering. In early 2012, management determined that the forecasted revenues from and the projected subscribers for the EHR had not materialized and that the costs to develop, continue to enhance and support the EHR offering had a significant adverse effect on its operating margin in 2011. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR. Epocrates will explore strategic alternatives for the EHR, but has only just begun to identify the potential market and options for the EHR, and therefore, the Company’s EHR assets and results at December 31, 2011 are considered held and used in accordance with U.S. GAAP. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is recorded in Impairment of Long-lived Assets and Goodwill in its consolidated statements of operations for the year ended December 31, 2011.

Once the criteria for reporting assets as held for sale under GAAP are met, the Company will begin reporting the EHR business as a discontinued operation in its consolidated financial statements. The Company expects that it will begin reporting EHR as a discontinued operation in its first quarter of 2012 Form 10-Q.

The following tables summarize the Company’s operating results by reportable segment for the years ended December 31, 2011 and 2010 (in thousands):

	Subscriptions and	Electronic
Year ended December 31, 2011	Interactive Services	Health Records	Total
Net revenue	$113,321	$25	$113,346
Segment income (loss) from operations	$38,229	$(14,084)	$24,145
Unallocated items:
Stock-based compensation			(7,342)
Other unallocated corporate costs			(22,832)
Loss from operations			(6,029)
Interest income			75
Other income			183
Loss before income taxes			$(5,771)

	Subscriptions and	Electronic
Year ended December 31, 2010	Interactive Services	Health Records	Total
Net revenue	$103,988	$—	$103,988
Segment income (loss) from operations	$42,413	$(8,021)	$34,392
Unallocated items:
Stock-based compensation			(6,356)
Other unallocated corporate costs			(20,614)
Income from operations			7,422
Interest income			93
Interest expense			(214)
Gain on sale-leaseback of building			1,689
Income before income taxes			$8,990

The segment income (loss) from operations figures reported above represent income (loss) from operations before stock-based compensation, general and administrative expenses and certain marketing and research and development expenses.

17. Related Party Transactions

The Company recorded revenue from three advertising agencies whose parent company’s chief executive officer is a member of the Epocrates Board of Directors. The Company recorded revenue from these entities of $5.1 million, $0.3 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were accounts receivable from this entity of approximately $1.0 million and zero as of December 31, 2011 and 2010, respectively.

The Company recorded revenue from an affiliate of an investment banking firm whose representative is a former member of the Epocrates Board of Directors. The Company recorded revenue from this entity of approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no accounts receivable from this entity as of December 31, 2011 and 2010. The Company also paid fees for customer referrals to this firm for the years ended December 31, 2011, 2010 and 2009; these fees were immaterial. There were no accounts payable and an insignificant amount of accounts payable to this entity as of December 31, 2011 and 2010, respectively.

The Company recorded revenue from a pharmaceutical company who has a director who is also a member of the Company’s Board of Directors. The Company recorded revenue from this company of $0.2 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. There was an insignificant amount of accounts receivable for this entity as of December 31, 2011 and 2010, respectively.

18. Subsequent Event

On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of further development of Epocrates’ EHR product. The Board of Directors made this determination in order to focus Epocrates’ efforts on its core business, Subscriptions and Interactive Services, and due to the future uncertainty and ongoing investment required for the EHR product to remain competitive. Epocrates will explore strategic alternatives for the EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth quarter of 2011, which represents the write-down of the carrying value of the long-lived assets and goodwill related to the EHR product fair value, which was determined to be zero. This charge is recorded in Impairment of Long-lived Assets and Goodwill in the Company’s consolidated statements of operations for the year ended December 31, 2011.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets,

(ii)      provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(iii)     provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this report, has not issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011 because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors (“the Board”) currently has seven members. The following are our directors’ names and ages as of March 1, 2012:

Name	Age	Position
Peter C. Brandt	54	Interim President and Chief Executive Officer (“CEO”); Director

Patrick S. Jones	67	Chairman of the Board

Philippe O. Chambon, M.D., Ph.D.	53	Director

Gary G. Greenfield	57	Director

Thomas L. Harrison	64	Director

Erick N. Tseng	32	Director

Mark A. Wan	46	Director

Peter C. Brandt has served on our Board since February 2011, and has served as our Interim President and Chief Executive Officer since November 16, 2011. Since September 2009, Mr. Brandt has been serving on the Boards of Directors for various healthcare companies. From April 2008 to August 2009, Mr. Brandt served as President and CEO of Noven Pharmaceuticals, Inc., a specialty pharmaceutical company, where he was responsible for the overall management of the company. From May 2007 to April 2008, Mr. Brandt served as a consultant for various healthcare companies. From January 2006 to May 2007, Mr. Brandt served as President of U.S. Pharmaceutical Operations of Pfizer, Inc., a biomedical and pharmaceutical company, and as President of Latin American Pharmaceutical Operations and Senior Vice President of Global Pharmaceuticals overseeing Finance, Information Technology, Planning and Business Development departments, as well as the Pfizer Health Solutions department from January 2004 to December 2005. Mr. Brandt holds a B.A. from the University of Connecticut and an M.B.A. from Columbia University. Mr. Brandt previously served on the Board of Directors of Noven Pharmaceuticals, Inc. and currently serves as a director of Rexahn Pharmaceuticals, Inc. and Auxilium Pharmaceuticals, Inc. The Nominating Committee believes that Mr. Brandt’s extensive experience in the pharmaceutical industry and financial matters makes him a valuable member of the Board. Mr. Brandt was identified by a recruiter and elected to the Board to fill a vacancy created by the resignation of a member of the Board and, prior to his appointment as Interim President and CEO, to serve as a member of our Audit Committee.

Patrick S. Jones has served on our Board since October 2005. Mr. Jones has been a private investor since March 2001. From June 1998 to March 2001, Mr. Jones was the Senior Vice President and Chief Financial Officer (“CFO”) of Gemplus International S.A., a manufacturer of smart cards for banking, retail, security and telecommunications.  From 1992 to May 1998, Mr. Jones was Vice President, Finance and Corporate Controller for Intel Corporation. Mr. Jones holds a B.A. from the University of Illinois and an M.B.A. from St. Louis University. Mr. Jones also serves as Chairman of the Board of Lattice Semiconductor, Inc. and serves as a director of Fluidigm, Inc., Openwave Systems Inc. and several private companies. Mr. Jones previously served as a director for Novell. The Nominating Committee believes that Mr. Jones’ extensive financial management and corporate governance expertise make him a valuable member of the Board. Mr. Jones was identified by a recruiter and was elected to the Board in an effort to expand the size of the Board and provide additional experience and skills to the Board as it existed at that time.

Philippe O. Chambon, M.D., Ph.D. has served on our Board since August 2000. Since July 2005, Dr. Chambon has served as a Managing Director of New Leaf Venture Partners, LLC, a venture capital firm spun off from Sprout Group, the venture capital affiliate of Credit Suisse. Dr. Chambon joined Sprout Group in May 1995 and became a General Partner in January 1997. From May 1993 to April 1995, Dr. Chambon served as Manager in the healthcare practice of The Boston Consulting Group, a consulting firm. From September 1987 to April 1993, Dr. Chambon served as Executive Director of New Product Management for Sandoz Pharmaceutical, Inc., a pharmaceutical company. Dr. Chambon holds an M.D. and a Ph.D. from the University of Paris and an M.B.A. from Columbia University. Dr. Chambon also serves as a director NxStage Medical, Inc. and several private biotechnology companies. Dr. Chambon previously served as a director of Auxilium Pharmaceuticals, Inc. from 2003 to 2011 and of Pharsight Corporation from 1993 until 2007. The Nominating Committee believes that Dr. Chambon’s leadership, corporate governance, strategic, capital market and small company build-up experience within the healthcare technology sector make him a valuable member of the Board. Dr. Chambon joined our Board at the request of, and in connection with the investment in our stock by, entities affiliated with Sprout Group.

Gary G. Greenfield has served on our Board since August 2011. Mr. Greenfield is currently the Chairman and CEO of Avid Technology, Inc., a world leader in designing and pioneering content creation, media production and broadcast solutions. Mr. Greenfield has served as CEO of various divisions of Avid since 2007. Prior to Avid, Mr. Greenfield served as CEO at GXS, Inc., a provider of business-to-business integration, synchronization and collaboration solutions, from December 2003 to December 2007. During the same period, he also served as an Operating Partner with Francisco Partners, a technology-focused private equity firm. Prior to that, Mr. Greenfield served as CEO at Peregrine Systems, Inc., where he grew businesses both organically and through acquisition and served diverse customers ranging from small businesses to the Fortune 500. Mr. Greenfield also serves as a director of Vocus, Inc. and previously served as a director of Novell, Inc. Mr. Greenfield holds a Bachelor of Science from the U.S. Naval Academy, a Master of Science Administration from George Washington University and an M.B.A. from Harvard Business School. The Nominating Committee believes that Mr. Greenfield’s proven leadership in high technology and media, as well as his significant operational experience, makes him a valuable member of the Board.

Thomas L. Harrison has served on our Board since January 2002. Since May 1998, Mr. Harrison has served as Chairman and CEO of the Diversified Agency Services, Inc., a division of Omnicom Group, Inc., an advertising and marketing company. Mr. Harrison holds an honorary doctorate and an M.S. from West Virginia University. Mr. Harrison also serves as a director of Morgans Hotel Group. The Nominating Committee believes that Mr. Harrison’s communications and marketing experience, as well as his independence and familiarity with the pharmaceutical industry, make him a valuable member of the Board. Mr. Harrison was referred by one of our employees to our CEO, who in turn recommended him to become a member of the Board.

Erick N. Tseng has served on our Board since August 2011. Since May 2010, Mr. Tseng has served as the Head of Mobile Products for Facebook, Inc., a social media company. From August 2006 to May 2010, Mr. Tseng was the Lead Product Manager for Android at Google, where he was responsible for the development and launch of Android, Google’s open-source mobile operating system. Prior to joining Google, Mr. Tseng was an Associate at McKinsey & Company. He has also held various engineering and product management positions at Microsoft and Yahoo. Mr. Tseng currently serves as a Board Adviser at HealthTap, Inc., where he advises on product management and mobile issues. Mr. Tseng holds a B.S. and Master’s degree in Computer Science & Electrical Engineering from Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. The Nominating Committee believes that Mr. Tseng’s proven track record of mobile innovation and expertise in user engagement makes him a valuable member of the Board.

Mark A. Wan has served on our Board since September 1999. Mr. Wan co-founded Three Arch Partners, a venture capital firm, in 1993. Mr. Wan holds a B.S. in engineering and a B.A. in economics from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan also serves as a director of AcelRx Pharmaceuticals, Inc., Biosensors International Group, Ltd. and several private medical companies. The Nominating Committee believes that Mr. Wan’s experience in the financial markets and his extensive knowledge of Epocrates, having been a director since 1999, position him to bring historical knowledge and continuity to the Board. Mr. Wan joined our Board at the request of, and in connection with the investment in our stock by, entities affiliated with Three Arch Partners.

Executive Officers of the Registrant

Information regarding our executive officers is disclosed under the heading “Executive Officers of the Registrant” in Item 1. Business.

Information Regarding the Audit Committee

Our Audit Committee is composed of Messrs. Greenfield and Jones, each of whom is a non-employee member of our Board. Mr. Jones is the Chairman of the Audit Committee. The Board has determined that Mr. Jones is an “audit committee financial expert” as defined under the Securities and Exchange Commission (“SEC”) rules and regulations. As a result of Mr. Brandt’s appointment as Interim President and Chief Executive Officer and department from the Audit Committee, we are not in compliance with the Audit Committee composition requirements of NASDAQ Listing Rule 5605(c)(2)(A). We are relying on the exemption afforded by NASDAQ Listing Rule 506(c)(4)(B). We believe that the composition of our Audit Committee meets the requirements for independence and financial sophistication under the current requirements of the NASDAQ listing standards (with the exception cited above) and SEC rules and regulations. In addition, our Audit Committee has the specific responsibilities and authority necessary to comply with the current requirements of the NASDAQ listing standards and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Epocrates is currently not in compliance with NASDAQ audit requirements set forth in Listing Rule 5605. That rule requires at least three independent Board members to serve on the Audit Committee. In order to not be delisted from NASDAQ, we must cure this deficiency on or before May 14, 2012, six months from when Mr. Brandt became the Interim President and CEO and stepped down from the Audit Committee.

Stockholder Recommendations for Nominations of Directors

At this time, the Corporate Governance and Nominating Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders. The Corporate Governance and Nominating Committee believes that it is in the best position to identify, review, evaluate and select qualified candidates for Board membership based upon the comprehensive criteria for Board membership approved by the Board.

Code of Business Conduct and Ethics

Epocrates has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on Epocrates’ website at: http://investor.epocrates.com/governance.cfm. If Epocrates makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Epocrates will promptly disclose the nature of the amendment or waiver on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Epocrates’ directors and executive officers, and persons who own more than ten percent of a registered class of Epocrates’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Epocrates.  Officers, directors and greater-than-ten percent stockholders are required by SEC regulation to furnish Epocrates with copies of all Section 16(a) forms they file.

To Epocrates’ knowledge, based solely on a review of the copies of such reports furnished to Epocrates, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten percent beneficial owners were complied with, except for one late Form 4 filing for Matthew A. Kaminer.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

In April 2011, we held a stockholder advisory vote on the compensation of our named executive officers (“NEOs”). Our stockholders overwhelmingly approved, on an advisory basis, the compensation of our NEOs, with over 98% of stockholder votes cast in favor of our “Say on Pay” resolution. In evaluating our compensation practices during fiscal year 2011, we were mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating and organizational objectives and the enhancement of stockholder value. As a result, our Compensation Committee retained our general approach to executive compensation, and continued to apply the same general principles and philosophy as in the prior fiscal year in determining executive compensation. Our Compensation Committee will continue to consider stockholder concerns and feedback in the future.

Introduction

This Compensation Discussion and Analysis provides information regarding our compensation programs and policies for the NEOs:

Name	Title

Peter C. Brandt	Interim President and Chief Executive Officer (“CEO”)

Patrick D. Spangler	Chief Financial Officer (“CFO”)

Matthew A. Kaminer	General Counsel and Secretary

David B. Burlington	Chief Operations Officer

Heather A. Gervais	Senior Vice President, Commercial Operations

Rosemary A. Crane	Former President and CEO

Joseph B. Kleine	Former Chief Commercial Officer

Compensation philosophy and objectives

We believe that compensation of our NEOs should:

•      provide a means for us to attract, retain and reward high-quality executives who will contribute to the long-term success of Epocrates;

•      inspire our executive officers to achieve our business objectives;

•      encourage our executive officers to work as a team; and

•      align the financial interests of the executive officers with those of the stockholders.

To achieve these objectives, we generally use a mix of compensation elements, including base salary, annual cash incentives, time-based stock options and restricted stock units, performance-based stock options, employee benefits and limited perquisites and severance and change-of-control benefits.

While the Compensation Committee (or the Board, as applicable) reviews the total compensation package for each of our executive officers in connection with the decisions it makes each year regarding each individual element of compensation, the amount of each element of compensation awarded is also assessed independent of the amount of any other one element awarded. In determining the amount and form of these compensation elements, we may consider a number of factors, including the following:

•                compensation levels paid by companies in our peer group, with a particular focus on having the cash and equity compensation at between the 50th and 75th percentile of that of similarly-situated officers employed by those peer companies, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

•      corporate and/or individual performance, as we believe this encourages our executives to focus on achieving our business objectives;

•      the need to motivate executives to address particular business challenges that are unique to any given year;

•      internal pay equity of the compensation paid to one NEO as compared to another, as we believe this contributes to retention and a spirit of teamwork among our executives while recognizing that compensation opportunities should increase based on increased levels of responsibility as between executive officers;

•      the potential dilutive effect on our stockholders generally from equity awards;

•      broader economic conditions, in order to ensure that our pay strategies are effective yet responsible; and

•     individual negotiations with executives, particularly in connection with their initial compensation package, as these executives may be leaving meaningful compensation opportunities at their prior employer in order to come work for us, as well as upon their departures, as we recognize the benefit to our stockholders of seamless transitions.

Role of the Compensation Committee in setting executive compensation

Our Compensation Committee is generally responsible for:

•      determining, reviewing, modifying and approving the compensation and other terms of employment of our executive officers;

•      reviewing and approving corporate performance goals and objectives relevant to such compensation and compensation of senior management;

•      administering our equity and cash-based incentive plans and recommending to the Board the adoption, amendment and termination of such plans;

•      establishing policies with respect to equity compensation arrangements; and

•      reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

However, the Compensation Committee may, at its discretion and in accordance with the philosophy of making all information available to the Board, present executive compensation matters to the entire Board for its review and approval. In addition, our Compensation Committee’s authority in respect of CEO compensation is limited to recommending compensation to the Board for its approval.

As part of its deliberations, in any given year, the Compensation Committee may review and consider materials such as company financial reports and projections, operational data, tax and accounting information, projection of the total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, analyses of historical executive compensation levels and current company-wide compensation levels and the recommendations of the CEO and the Compensation Committee’s independent compensation consultant.

Role of our management

Our Human Resources, Finance and Legal Departments work with our CEO and the Compensation Committee’s compensation consultant to design and develop compensation programs applicable to NEOs and other senior management, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, peer comparisons and other Compensation Committee briefing materials and ultimately, to implement the decisions of the Compensation Committee. Members of our Human Resources, Finance and Legal Departments attend Compensation Committee meetings and provide background on materials presented to the Compensation Committee. Members of these departments and our CEO also meet separately with the Compensation Committee’s consultant to convey information on proposals that management may make to the Compensation Committee, as well as to allow the consultants to collect information about Epocrates to develop their own proposals.

For executives other than the CEO, the Compensation Committee solicits and considers the performance evaluations and compensation recommendations submitted to the Compensation Committee by the CEO.  In the case of the CEO, the Compensation Committee facilitates the evaluation of his or her performance, assisted by the Chairman of the Board, and determines whether to recommend to the Board any adjustments to the CEO’s compensation.

Role of our compensation consultant

In connection with making its recommendations for executive compensation for 2011, Epocrates continued its engagement with Towers Watson to act as our compensation consultant with respect to executive and Board compensation matters. The Compensation Committee directed Towers Watson to provide its analysis of whether our existing compensation strategy and practices were consistent with our compensation objectives and to assist the Compensation Committee in modifying our compensation program for executive officers in order to better achieve our objectives. As part of its duties, Towers Watson provided only the following services:

•      reviewed and provided recommendations on composition of the peer groups;

•      provided compensation data for employees at our peer group companies as well as from published surveys;

•      conducted a review of the compensation arrangements for all of our executive officers, including providing advice on the design and structure of our annual management bonus plan;

•      conducted a review of our equity compensation program (including an analysis of equity mix, aggregate share usage and target grant levels);

•      conducted a review of Board member compensation, and provided market data and summaries to the Nominating Committee and Compensation Committee regarding Board pay structure; and

•      updated the Compensation Committee on emerging trends/best practices in the area of executive compensation.

During 2011, the Compensation Committee met from time to time with Towers Watson with management present and in separate meetings, including executive sessions during committee meetings. Our General Counsel, CFO and members of our Human Resources department worked with Towers Watson as directed by the Compensation Committee to provide any information Towers Watson required in order to provide its services.

Benchmarking of compensation

Source of data.  As with many companies, our Compensation Committee (or our Board, as applicable) generally discussed compensation levels in the context of the experiences and individual knowledge of each Board member as well as against comparable market data for our peer group. In addition, the Compensation Committee (and the Board, as applicable) considered several peer company data sources in determining the annual compensation for our executive officers, including the Radford High-Tech Industry Executive and Benchmark Surveys, the Bay Area 150 Tech Survey and public filings by companies selected as part of our peer group.

Peer group composition. In February 2010, Towers Watson worked with the Compensation Committee and executive management to propose a group of peer companies for the Compensation Committee’s use in evaluating 2010 compensation. At that time, the Compensation Committee approved the following companies, based on the recommendations of Towers Watson, as our peer group of companies for purposes of evaluating 2010 compensation and making pay decisions:

Amicas	Medassets	Quality Systems
athenahealth	Medidata Solutions	Transcend Services
Computer Programs and Systems	Mediware Information Systems	Vital Images
Health Grades	Merge Healthcare	WebMD Health
Healthstream	Phase Forward
Icad	QuadraMed

These companies were chosen because they were generally similar to us in terms of industry (healthcare technology), revenue (generally one-half to two times our size with any outliers being close to industry peers), growth trajectory (as represented by revenue, margin and cash flow), geographic location (Silicon Valley) and/or competition for the same group of executive talent.

Between February 2010 and August 2011, our peer group decreased due to acquisitions. In August 2011, Towers Watson worked with the Compensation Committee and executive management to evaluate the remaining peer group and recommend additions to it. At that time, the Compensation Committee approved the following companies, based on the recommendations of Towers Watson, as our peer group of companies for purposes of evaluating compensation and making pay decisions:

Computer Programs and Systems	Mediware Information Systems	Transcend Services
Healthstream	Merge Healthcare	WebMD Health
Icad	Omnicell
Medassets	PDI
Medidata Solutions	Quality Systems

We added PDI and Omnicell to the remaining members of our original peer group, based on the following considerations: market capitalization, industry, profitability and growth, complexity, product/service diversity and geographic scope.

Compensation positioning and compensation allocations. In general, the Compensation Committee, in line with our philosophy, aimed to provide for base salaries at the 50th percentile and target total cash and equity compensation at the 75th percentile of the compensation paid to similarly-situated executive officers employed by the peer group companies for target level performance.

The Compensation Committee also reviewed typical ownership percentages of similarly-situated public and pre-IPO companies for executive officers individually and in total for the company. In trying to achieve this positioning, the Compensation Committee did not have a rigid pre-set allocation of compensation as between the various elements of compensation in our executive compensation program, but generally assessed the various compensation elements as follows:

•      annual cash compensation targeted at the 50th to 75th percentile for our public company peer group companies; and

•      target equity compensation at the 50th to 75th percentile (to the extent doing so did not cause unreasonable dilution) for public and pre-IPO companies that approximate our size and stage of life.

In determining equity compensation, the Compensation Committee considered the total equity ownership of each individual relative to comparable positions in peer companies and the extent to which the individual’s equity had vested. New grants were made, taking into consideration the individual’s ownership levels as well as the estimated Black-Scholes value based on the fair market value of our stock around the time the committee met. Since incentive cash and equity awards have both upside opportunities and downside risks, the target percentages set at the beginning of a fiscal year may not equal the compensation actually earned under these awards.

Our Compensation Committee believes targeting total cash and equity compensation at the 75th percentile for our peer group is necessary in order to achieve the primary objectives, described above, of our executive compensation program. However, as noted above under “Compensation philosophy and objectives,” benchmarking is just a reference point. Other factors, such as economic conditions, performance, internal pay equity and individual negotiations, play an important role with respect to the compensation offered to any executive in any given year. We believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure.

Reasons for providing, and manner of structuring, the key compensation elements in 2011

Elements of compensation. The table below outlines which factors were material to the decisions of the Compensation Committee when determining compensation for our NEOs in 2011 and the reasons such element of compensation is provided.

Compensation element	Material factors considered in 2011 in determining amount	Objective

Base salary	• Board members’ experience and knowledge • Broader market conditions • Individual performance and demonstration of successful contributions and results • Public company market data	• Attract and retain experienced executives • Compensation for performing expectations of the role

Compensation element	Material factors considered in 2011 in determining amount	Objective

Annual performance-based cash bonuses

• Board members’ experience and knowledge

• Achievement of corporate objectives, particularly in light of broader market conditions

• Internal pay equity; contribution by level (for targets as percent of salary)

• Corporate performance against pre-established financial goals

• Attract and retain exceptional talent

• Motivate executives to achieve company objectives while working as a team

• Link corporate performance with compensation paid

• Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Time-based stock options and restricted stock units	• Board members’ experience and knowledge • Internal pay equity • The potential dilutive effect on our stockholders • Comparable market data for peer companies • Potential gain and unvested holdings

• Attract and retain exceptional talent

• Link corporate performance with compensation paid

• Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Performance-based option awards

• Board members’ experience and knowledge

• Achievement of corporate objectives, particularly in light of broader market conditions

• Internal pay equity

• The potential dilutive effect on our stockholders

• Comparable market data for peer companies

• Potential gain and unvested holdings

• Attract and retain exceptional talent

• Motivate executives to achieve company objectives while working as a team

• Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Employee benefits and limited perquisites	• Board members’ experience and knowledge • Internal pay equity • Individual negotiations with executives	• Attract and retain exceptional talent • Encourage officers to work as a team

Compensation element	Material factors considered in 2011 in determining amount	Objective

Severance and change in control benefits	• Board members’ experience and knowledge • Internal pay equity • Individual negotiations with executives

• Attract and retain exceptional talent

• Motivate executives to achieve company objectives which may in any given year include completion of a strategic transaction

• Align the financial interests of the executive officers with those of the stockholders – that is, the completion of a desired transaction without regard to executive’s own compensation/job security

The Compensation Committee believes that incentive compensation opportunity, in the form of both cash and equity awards, should make up a larger portion of each NEO’s target total compensation as the executive’s level of responsibility increases. For example, the target levels of cash and equity incentives for our CEO are generally greater than the target incentive compensation opportunities afforded to our other NEOs. This approach to internal pay equity reflects the Compensation Committee’s recognition of the relative importance of each executive officer’s contributions to the success of Epocrates. By increasing the portion of total target compensation that is performance-based with increasing levels of responsibility, we believe our compensation program provides appropriate levels of incentive for our executive officers to perform their duties to the best of their abilities.

Base salary. Each of our NEOs has entered into an at-will employment agreement or offer letter with us that provides for their initial base salary. Our Compensation Committee generally reviews base salaries in the first quarter of the fiscal year.

In preparation for becoming a publicly-traded company, Towers Watson provided information to our Compensation Committee on base salaries at peer companies. The Compensation Committee considered this data as well as input and the performance evaluations by the then CEO for her direct reports, and the CEO performance evaluation presented by the Chairman of the Board, and recommended that base pay for the executive officers, other than our then CEO, remain unchanged from 2010 as follows:

Name	2011 Base Salary	2010 Base Salary	% Change
Patrick D. Spangler	$300,000	$300,000	—%
David B. Burlington	$270,000	$270,000	—%
Rosemary A. Crane	$380,000	$350,000	8.6%
Joseph B. Kleine	$280,000	$280,000	—%

The Compensation Committee believed that these salary levels were appropriate in matching the desire to have each of our executive officers be positioned at the appropriate market level that is reflective of their skills, contributions and performance against comparable public peer roles. With respect to Mr. Kaminer, who became our General Counsel and Secretary in June 2011, the Compensation Committee reviewed information provided by Towers Watson regarding base salaries at peer companies and, based on this information, approved his base salary of $250,000 per year. In December 2011, our Board of Directors approved a base salary of $305,000 per year for Mr. Brandt, our Interim President and Chief Executive Officer. The amount of Mr. Brandt’s base salary was designed such that his base salary plus the value of the restricted stock unit award granted to Mr. Brandt in December 2011 would be approximately equal to Ms. Crane’s salary at the time of her departure and her target bonus for 2011. Because Ms. Gervais became an executive officer in late 2011, and her salary was not modified in connection with her becoming an executive officer, the Compensation Committee was not involved in setting her compensation level for 2011.

Annual cash bonuses. We have an annual management bonus plan under which cash bonuses may be earned by our executive officers and other members of management based on company performance. The employment agreements or offer letters of each of our NEOs generally set forth their initial target bonus levels. Our Compensation Committee generally reviews target bonus levels each fall in anticipation of the coming year. In the first quarter of 2011, Towers Watson presented comparable market data to our Compensation Committee on target bonus levels at peer companies, company financial status and market conditions generally. After considering this information, the Compensation Committee set the target bonus levels for our then-employed NEOs as noted below. Subsequently, in connection with hiring Mr. Kaminer, the Compensation Committee established his target bonus based on reference to peer company data, internal pay equity, the criticality of his role to our company and reflection on current market conditions. Mr. Brandt is not entitled to a pre-specified target bonus. At the time the Compensation Committee set the target bonus levels, Ms. Gervais was not one of our executive officers.

Name	2011 Target Bonus %	2010 Target Bonus %	Change (absolute)	Market Position (percentile)
Peter C. Brandt	—	—	—	—
Patrick D. Spangler	60%	60%	—	75th
Matthew A. Kaminer	40%	—	—	50th
David B. Burlington	60%	60%	—	60th
Rosemary A. Crane	75%	70%	5%	60th
Joseph B. Kleine	70%	70%	—	75th

The Compensation Committee felt that these target bonus levels (including positioning against the public peer companies and differentiation among officers reflecting their impact to the organization) were appropriate given:

•      The belief that the incentive opportunity should make up a larger portion of a NEO’s target total compensation as the executive’s level of responsibility increases; and

•      The belief that these levels were internally fair and financially responsible, yet still provided appropriate motivation to executives to achieve our growth objectives.

The actual bonus amounts earned under our management bonus program in any year depend on the achievement of our corporate objectives. The corporate objectives for the bonus program are based on the broader company business plan that is approved each spring by the Compensation Committee. For 2011, the Compensation Committee selected the following three key business metrics from our general business plan:

•      sales bookings, meaning total dollar amount of business contracted during the year;

•      revenue, measured as GAAP revenue calculated in accordance with our revenue recognition policies in effect at the time; and

•      adjusted EBITDA, measured as GAAP net income before income and expenses unrelated to core business activities, such as interest income, other income (expense), net and (benefit from) provision for income taxes; non-recurring income and expenses, such as gain on settlement and change in fair value of contingent consideration, gain on sale-leaseback of building, impairment of intangible and long-lived assets related to EHR, loss on impairment related to EHR business and other expenses (including legal expenses, facilities exit costs, employee severance charges, current period depreciation and amortization expense related to assets assigned to the EHR business and a refund of rent); and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to core business and stock-based compensation.

In order to earn any bonus under the program, we have to achieve the following threshold levels of each metric:

•      95% of our business plan for sales bookings;

•      98% of our business plan for revenue; and

•      97% of our business plan for adjusted EBITDA.

If any one threshold level was missed, no bonus would be earned. If all three threshold levels are achieved, then the actual bonus was calculated based on actual achievement, and the bonus payout for each metric could vary from 0% to 150% of the target bonus amount for that metric based on the actual over- or under-achievement of that metric according to the parameters in the following tables (Note: the maximum payout for the Performance Options is 125%):

Bookings (40% of overall bonus target)

% Attainment	<95%	95%	100%	108%	115%
Bonus % Payout	0%	80%	100%	125%	150%

Revenue (20% of overall bonus target)

% Attainment	<98%	98%	100%	102%	104%
Bonus % Payout	0%	80%	100%	125%	150%

EBITDA (30% of overall bonus target)

% Attainment	<97%	97%	100%	106%	111%
Bonus % Payout	0%	80%	100%	125%	150%

A fourth goal, attaining a certain degree of new product development and level of acquisition revenue, as determined by an internal metric (otherwise known as the freshness index), is worth 10% of the bonus.

For all of our executive officers, 100% of the cash bonus was based on achievement of these financial metrics.

On February 15, 2012, our Compensation Committee determined that the performance goals were not achieved and thus paid no performance bonuses with respect to 2011. At that same meeting, our Compensation Committee elected to grant discretionary bonuses to our employees, including our executive officers as follows:

NEO	Discretionary Cash Bonus Payment
Peter C. Brandt	$—
Patrick D. Spangler	$87,030
Matthew A. Kaminer	$25,758
David B. Burlington	$81,000
Heather A. Gervais	$45,100

Equity compensation. Our equity incentive program is intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that if our executive officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize longer-term stockholder value instead of short-term gain. To support this philosophy, our equity program emphasizes stock options, and for the executive team, performance stock options that are tied to the achievement of our growth and financial goals. Our grants have traditionally had four year vesting requirements, which in 2010 the Compensation Committee increased to five years to further incent our leadership team to focus on longer-term Company value. Finally, we believe that equity compensation is an integral component of our efforts to attract exceptional executives, senior management and employees.

We currently grant both stock options and occasionally restricted stock units that vest based on time served, as well as performance-based stock options and occasionally performance-based restricted stock units under which performance against corporate metrics in a given year determines the number of shares that may then begin vesting over a subsequent time-based vesting period. These performance-based equity units are the primary equity award for our NEOs. In determining the mix of awards, the Compensation Committee considers the importance of focusing executives on achieving key metrics from our business plan, the mix of equity awards at our peer companies, the potentially dilutive impact of stock awards, the fair market value of our common stock (and therefore the potential for gains under options as opposed to full value awards in the coming years), current holdings of our executives and the tax consequences to Epocrates and the recipients.

As with cash incentive opportunities, in determining the target equity opportunity for each NEO, the Compensation Committee believes that the incentive opportunity should make up a larger portion of a NEO’s target total compensation as the executive’s level of responsibility increases. For example, the target levels of equity incentives for our CEO are generally greater than the target incentive compensation opportunities afforded to our other NEOs. This approach to internal pay equity reflects the Compensation Committee’s recognition of the relative importance of each executive officer’s contributions to the success of Epocrates. By increasing the portion of total target compensation that is performance-based with increasing levels of responsibility, we believe our compensation program provides appropriate levels of incentive for our executive officers to perform their duties to the best of their abilities.

Aggregate awards in 2011. The following table lists the number and types of awards which each NEO was eligible to receive upon achievement of performance goals under the terms of the 2011 bonus plan. Because Ms. Gervais was not an executive officer at the time the 2011 bonus plan was approved, she was not provided the opportunity to receive performance options for 2011.

	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			Market Position for 2011 Performance Option Opportunity
Name	Threshold (#)	Target (#)	Maximum (#)	(percentile)
Peter C. Brandt	—	—	—	—
Patrick D. Spangler	27,034	32,968	41,210	60th
Matthew A. Kaminer	—	—	—	—
David B. Burlington	19,310	23,549	29,436	<50th
Rosemary A. Crane	64,366	78,495	98,119	75th
Joseph B. Kleine	19,310	23,549	29,436	75th

(1)   Represents all awards granted under our 2011 executive bonus plan in 2011, which were determined based on performance in 2011. This table shows the awards that were possible at the maximum level of performance. The maximum number of options was granted; however, in February 2012, the Compensation Committee determined that the number of options actually earned is zero for all such awards based on achievement of 2011 corporate goals.

With respect to the performance-based option opportunity, and as further described in the paragraphs below, the Compensation Committee felt that these award levels and differentiation among executive officers were appropriate for several reasons, including:

•      The need to attract and retain exceptional talent in a competitive locale for critical executive roles;

•      The belief that the incentive opportunity should make up a larger portion of a NEO’s target total compensation as the executive’s level of responsibility increases;

•      The overall contribution provided based on tenure with Epocrates and the level of unvested/potential gains;

•      Comparable levels of awards for similar positions;

•      The desire to be internally consistent by providing each new hire executive officer with an initial option grant that was comparable to grants held by continuing executives; and

•      The belief that these levels were internally fair and financially responsible and yet still provided appropriate motivation to executives to achieve our objectives in light of their respective existing aggregate equity holdings.

With the exception of Mr. Brandt, Mr. Kaminer and Ms. Gervais, each of the senior executive team employed during our annual grant cycle were eligible to receive performance-based options. In connection with his offer of employment, Mr. Brandt received time-based stock options and restricted stock units. Also a new hire in the latter part of the fiscal year, Mr. Kaminer received time-based stock option grants so that his overall potential ownership of Epocrates was in line with similar executives, and to ensure his interests were aligned with stockholders.

In addition, in March 2011, the Compensation Committee determined the level of performance goal achievement for the performance-based options granted in 2010. Based on that level of achievement, Ms. Crane’s performance-based restricted stock unit granted under the 2010 bonus plan was determined to cover 35,024 shares, and Mr. Kleine’s performance-based option granted under the 2010 bonus plan was determined to cover 70,048 shares. Each of these performance-based awards was then subject to a three-year time-based vesting schedule, commencing January 1, 2011.

Time-based awards. Because we grant stock options with an exercise price equal to the value of our common stock on the date of grant, these options will have value to our executive officers only if the market price of our common stock increases after the date of grant and through the date of vesting. Historically, stock options granted to our executive officers at hiring vest over 48 months with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remainder vesting monthly over the next 36 months. In 2010, the Compensation Committee increased the vesting period to five years, or 60 months, with initial option grants vesting 20% on the first anniversary of the vesting commencement date and the remainder vesting monthly over 48 months and with on-going option grants vesting monthly over 60 months. These time-based option grants further incent our leadership team to focus on longer-term Company value. We granted time-based stock options that vest over a five-year period to Mr. Kaminer, based on this schedule. In connection with his employment, we granted to Mr. Brandt time-based stock options and time-based restricted stock units that each vest monthly over six months.

Performance-based awards. In order to provide an additional incentive to management to achieve our business objectives while working as a team, and to further align the interests of management with our stockholders, in March 2011, our Compensation Committee approved performance-based stock option opportunities to certain of our NEOs in March 2011. These performance-based option opportunities have largely replaced time-based options for our NEOs, other than grants of time-based options to new hire executives and periodic on-going option grants. After considering information from Towers Watson regarding equity compensation levels at peer companies without benchmarking to a specific level, company financial status and market conditions generally and comparable levels of overall equity holdings at similar stage companies, the Compensation Committee again determined a target number of such options based upon achievement of our goals at 100% performance, with a maximum opportunity up to 125%.

The actual amount of shares that can be earned under the performance-based stock option program in any year depends on the achievement of our corporate objectives. The corporate objectives for the program are based on the broader Company business plan that is approved each spring by our Compensation Committee. For 2011, the Compensation Committee selected the same three key business metrics as under our cash bonus plan with the same weighting, thresholds and maximums. The Compensation Committee felt it was appropriate to use the same metrics as under the cash-based plan because these metrics can be meaningfully influenced by management’s actions and both directly and indirectly reflect Company growth and stockholder value creation.

The number of shares that could be earned for each metric could vary from 0% to 125% of the target amount for that metric based on the actual over- or under-achievement of that metric according to the same parameters that applied to the performance cash bonus in the tables above.

As set forth above, on February 15, 2012, our Compensation Committee determined that the threshold performance goals for 2011 were not achieved and thus none of the shares subject to the performance-based options granted in 2011 vested. Pursuant to the bonus plan, the shares set aside for potential grant under our performance-based options that failed to be earned remain available for future grant under the 2010 Equity Incentive Plan. On January 20, 2012, the Compensation Committee granted time-based stock options as follows: Mr. Spangler and Mr. Burlington each received 60,000 options, Mr. Kaminer received 50,000 options and Ms. Gervais received 16,000 options. These options vest monthly over five years, as described above.

Accelerated vesting. Under the terms of our stock plans and certain executives’ employment agreements and offer letters, the vesting of equity awards may be accelerated in the event of certain material corporate transactions, as well as in the event of certain involuntary terminations of employment following certain material corporate transactions. We believe these accelerated vesting provisions are appropriate in light of the collective knowledge and experiences of our Board members on compensating individuals in the positions held by similarly-situated executive officers at other companies (without reference to any specific peer group or any specific benchmark level of compensation), and therefore allow us to attract and retain high quality executives. In the case of accelerated vesting upon a change-of-control, the accelerated vesting allows our executives to focus on closing a transaction that may be in the best interests of our stockholders even though it may otherwise result in a termination of their employment and therefore a forfeiture of their equity awards.

Severance and change of control benefits

Each of our NEOs, with the exception of Ms. Gervais, is entitled to severance and/or change-of-control benefits, the terms of which are described in detail below under “Executive Employment and Severance Agreements.” With respect to change-of-control benefits, we provide severance compensation if an executive officer is terminated in connection with or subsequent to a change-of-control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated following such a transaction. Change-of-control vesting acceleration benefits are structured on a “double-trigger” basis, meaning that the executive officer must experience a constructive termination or a termination without cause in connection with a change-of-control in order for the benefits to become due, which is directly tied to our goal of eliminating, or at least reducing, any reluctance of our NEOs to diligently consider and pursue a potential change-of-control transaction notwithstanding the risk to their own job positions. We also believe that the other severance benefits are appropriate, particularly with respect to a termination by us without cause since, in that scenario, we and the executive have a mutually-agreed-upon severance package that is in place prior to any termination event which provides us with more flexibility to make a change in executive management if such a change is in our stockholders’ best interests. We believe that these severance and changes-of-control benefits are an essential element in our executive compensation packages and assist us in recruiting and retaining talented individuals. The severance and changes-in-control benefits do not influence and are not influenced by other elements of compensation, as these benefits serve different objectives than the other elements of compensation.

Other benefits

We have a 401(k) plan in which substantially all of our employees are entitled to participate. Employees contribute their own funds through salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. The plan permits us to make matching contributions if we choose; however, to date we have not made any matching contributions. We provide health care, dental and vision benefits to all full-time employees, including our executive officers. We also have a flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified dependent care expenses not reimbursed by insurance. These benefits are available to all employees, subject to applicable laws.

Employee benefits & limited perquisites. Each of our NEOs is eligible to participate in our package of broad-based employee benefit programs, on the same terms and conditions as other employees, including health, dental and vision insurance, medical and dependent care flexible spending accounts, basic life insurance, short- and long-term disability insurance, accidental death and dismemberment insurance and a 401(k) retirement plan. The 401(k) plan permits us to make matching contributions if we choose; however, to date we have not made any matching contributions. We believe these benefits are consistent with benefits provided by other companies based on the experiences and individual knowledge of the members of the Board regarding compensation of similarly-situated executives at other companies (without reliance on third-party surveys of compensation paid to such executives at any specific companies or benchmarking to any specified level of compensation paid by any specific companies) and help us to attract and retain high quality executives.

Equity compensation policies

We encourage our executive officers to hold a significant equity interest in Epocrates. To that end, we adopted equity ownership guidelines that are based on the value of outstanding vested awards (with vested stock options being valued based on the “spread” method) as follows:

•      CEO: Four times annual Base Salary;

•      CFO: Three times annual Base Salary; and

•      Other senior executive officers: Two times annual Base Salary.

In addition, during 2011, we adopted an equity award grant timing policy. We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to the Epocrates stock.

Compensation recovery policies

The Compensation Committee has not determined whether it would attempt to recover bonuses from our executive officers if the performance objectives that led to the bonus determination were to be restated, or found not to have been met to the extent originally believed by the Compensation Committee. However, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material non-compliance with any financial reporting requirements under the federal securities laws, our CEO and CFO may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive.

Accounting considerations

We account for equity compensation paid to our employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, which requires us to estimate and record an expense over the service period of the award. Our cash compensation is recorded as an expense at the time the obligation is accrued. The accounting impact of our compensation programs is just one of many factors that are considered in determining the size and structure of our programs.

Tax considerations

Subject to certain rules that exempt pre-existing arrangements approved prior to this offering, as a publicly-held company we are not permitted a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per covered executive officer in any year. The limitation applies only to compensation that is not performance-based. Non-performance-based compensation paid to our executive officers for 2011 did not exceed the $1.0 million limit for any executive officer and the Compensation Committee does not anticipate that the non-performance-based compensation to be paid to any executive officer for 2012 will be in excess of the deductible limit.

The Compensation Committee believes that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash incentive award programs tied to our financial performance or equity incentive grants tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Compensation Committee believes it is important to maintain this flexibility in determining cash and equity incentive compensation in order to attract and retain high caliber executive officer candidates, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Also, the Compensation Committee takes into account whether components of our compensation program may be subject to the penalty tax associated with Section 409A of the Internal Revenue Code and aims to structure the elements of compensation to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

Risk analysis of our compensation plans

The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. The Compensation Committee performed an assessment of our compensation programs and policies, with a focus on incentive compensation programs (including our annual bonus program and our equity compensation program). The Compensation Committee reviewed the compensatory objectives and key provisions (including performance goals) of those programs and considered the potential for a participant to engage in risk-taking behavior to earn awards under those programs, as well as the risk mitigation features associated with those programs. Following such assessment, the Compensation Committee believes that the design of our compensation policies and programs encourage our employees to remain focused on both our short- and long-term goals. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which the Compensation Committee believes encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in Epocrates’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Epocrates’ Proxy Statement.

Dr. Philippe O. Chambon
Mr. Thomas L. Harrison

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Epocrates under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in that filing.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, none of the members of our Compensation Committee was one of our officers or employees. None of our executive officers serves, or has served in the past year, as a member of the Board or Compensation Committee of any entity that has one or more executive officers who have served on our Board or Compensation Committee. Our Board noted that Mr. Harrison did not derive any direct or indirect material benefit from the agreements between Epocrates and certain subsidiaries of Diversified Agency Services, Inc. (“DAS”), where Mr. Harrison serves as the CEO, as described in greater detail below. Our Board believes that such agreements are in Epocrates’ best interest and on terms no less favorable than could be obtained from other third parties.

We have entered into various agreements with Cline Davis & Mann, Inc. and, beginning in 2009, with SSCG Media Group, a division of Cline Davis & Mann, whereby we provided various marketing, educational, media and creative services through our DocAlert channel. Cline Davis & Mann is a subsidiary of DAS. We recorded no revenue from Cline Davis & Mann for the year ended December 31, 2011 and recorded revenue from SSCG Media Group of approximately $4.9 million for the same period. As of December 31, 2011, there were approximately $1.0 million in accounts receivable from this customer.

We provided services to Porter Novelli, also a DAS subsidiary. In connection with these services, we recorded revenue from Porter Novelli of approximately $0.2 million for the year ended December 31, 2011. At December 31, 2011, there was an insignificant amount of accounts receivable from this customer.

Mr. Harrison does not have a direct or indirect material interest in these transactions and these transactions are immaterial to DAS.

Compensation of Executive Officers

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2011, and, with respect to certain individuals, fiscal years ended December 31, 2010 and 2009, compensation awarded to or paid to, or earned by, Epocrates’ CEO, CFO and its three other most highly compensated executive officers at December 31, 2011, and two former executive officers who departed from Epocrates during 2011 (the “NEOs”).

Name and principal position	Year	Salary ($)	Bonus ($)		Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)		All other compensation ($)		Total ($)

Peter C. Brandt, Interim President and CEO (2)	2011	38,126	—		180,000	909,948	—		58,486	(3)	1,186,560
Patrick D. Spangler, CFO (4)	2011	300,000	87,030	(5)	—	—	—		1,032	(6)	388,062
	2010	73,864	—		—	1,767,333	53,093	(7)	65	(6)	1,894,355
Matthew A. Kaminer, General Counsel and Secretary	2011	128,788	25,758	(5)	—	410,905	—		177	(8)	565,628
David B. Burlington, Chief Operations Officer (9)	2011	270,000	81,000	(5)	—	—	—		360	(6)	351,360
	2010	36,818	—		—	1,606,399	26,465	(7)	45	(6)	1,669,727
Heather A. Gervais, Senior Vice President, Commercial Operations	2011	205,000	47,100	(10)	—	—	—		1,266	(11)	253,366
Rosemary A. Crane, Former President and CEO	2011	333,940	—		—	—	—		836,186	(12)	1,170,126
	2010	350,000	—		467,923	—	293,510	(7)	60,552	(13)	1,171,985
	2009	340,000	—		—	4,238,756	102,000	(14)	55,529	(15)	4,736,285
Joseph B. Kleine, Former Chief Commercial Officer	2011	256,667	—		—	—	—		23,993	(16)	280,660
	2010	272,120	40,000	(17)	—	418,693	234,808	(7)	360	(6)	965,981
	2009	218,693	40,000		—	752,340	215,034	(18)	137,380	(19)	1,363,447

(1)   Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted computed in accordance with the provisions of FASB ASC Topic 718. As required by SEC rules, the amounts shown for performance-based grants exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K. Our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)   Mr. Brandt’s employment with us commenced in November 2011. With respect to restricted stock and stock options granted to Mr. Brandt, the awards vest monthly over six months for so long as Mr. Brandt is serving as our Interim President and Chief Executive Officer.

(3)

Represents $48,625 for services rendered as a non-employee member of the Board of Directors and Audit Committee, and as Chair of the Compensation Committee, $9,792 of reimbursement for personal travel and $69 for costs related to group term life insurance premiums.

(4)	Mr. Spangler’s employment with us commenced in September 2010.

(5)	Represents discretionary bonus to be paid in 2012 for performance in 2011. These bonuses were approved by our Compensation Committee on February 15, 2012.

(6)	Represents costs related to group term life insurance premiums.

(7)

Represents cash bonuses paid in 2011 for performance in 2010 pursuant to our 2010 Cash Bonus Plan. Cash bonuses pursuant to our 2010 Cash Bonus Plan were approved by our Compensation Committee on March 24, 2011.

(8)	Represents $72 of costs related to group term life insurance premiums and $105 of amounts paid for gym reimbursement.

(9)	Mr. Burlington’s employment with us commenced in October 2010.

(10)

Represents $2,000 of cash referral bonus paid to Ms. Gervais in 2010 and $45,100 of discretionary bonus to be paid in 2012 for performance in 2011. This bonus was approved by our Compensation Committee on February 15, 2012.

(11)	Represents $66 for costs related to group term life insurance premiums and $1,200 for amounts paid for opting out of Epocrates’ medical insurance benefit plan.

(12)

Represents $529 for costs related to group term life insurance premiums, $20,000 for Ms. Crane’s living allowance, $146,061 of severance benefits and $669,596 related to the acceleration of vesting and extension of time to exercise shares. For a description of Ms. Crane’s living allowance, see the section entitled “Executive Employment and Severance Agreements.”

(13)	Represents $552 for costs related to group term life insurance premiums and $60,000 for Ms. Crane’s living allowance.

(14)	Represents cash bonus paid in 2010 for performance in 2009 pursuant to our 2009 Cash Bonus Plan.

(15)	Represents $529 for costs related to group term life insurance premiums and $55,000 for Ms. Crane’s living allowance.

(16)	Represents $330 of costs related to group term life insurance premiums, $330 of amounts paid for gym reimbursement and $23,333 of severance benefits.

(17)	Represents a cash bonus associated with Mr. Kleine’s promotion.

(18)

Represents a cash payment of $39,240 made in 2010 for performance in 2009 pursuant to our 2009 Cash Bonus Plan and a cash payment of $175,794 made for performance in 2009 pursuant to our commission plan.

(19)	Represents $303 for costs related to group term life insurance premiums and $137,077 paid to Mr. Kleine in connection with a tender offer completed in 2009.

2011 Plan-Based and Other Awards

The following table sets forth certain information regarding plan-based and other awards to our NEOs during the year ended December 31, 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock		Underlying		Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	or Units (#)		Options (#)		($/Share)	($)
Peter C. Brandt	12/7/11	—	—	—	—	—	—	20,595	(2)	150,000	(2)	8.74	832,320
Matthew S. Kaminer	6/27/11	42,261	51,538	77,308	—	—	—	—		50,000	(3)	17.95	410,905
Patrick D. Spangler	3/24/11	147,600	180,000	270,000	27,034	32,968	41,210	—		—		—	—
David B. Burlington	3/24/11	132,840	162,000	243,000	19,310	23,549	29,436	—		—		—	—
Heather A. Gervais	—	—	—	—	—	—	—	—		—		—	—
Rosemary A. Crane	3/24/11	233,700	285,000	427,500	64,366	78,495	98,119	—		—		—	—
Joseph B. Kleine	3/24/11	160,720	196,000	294,000	19,310	23,549	29,436	—		—		—	—

(1)

Represents all awards granted under our 2011 executive bonus plan in 2011, which were determined based on performance in 2011. This table shows the awards that are possible at the threshold, target and maximum levels of performance. The maximum number of options was granted, but the number of options actually earned is subject to reduction based on achievement of 2011 corporate goals. Once determined, the shares subject to the option or restricted stock unit will vest in 36 equal monthly installments, subject in each case to the recipient’s continued service. In February 2012, the Compensation Committee determined that the number of options actually earned is zero for all such awards based on achievement of 2011 corporate goals.

(2)

The stock options and awards were granted under our 2010 Equity Incentive Plan. The shares subject to each stock option vest over 6 equal monthly installments, for so long as Mr. Brandt is serving as our Interim President and Chief Executive Officer.

(3)

The stock options were granted under our 2010 Equity Incentive Plan. The shares subject to this stock option vest as to 20% of the shares subject to the option after one year, with the remaining shares subject to the stock option vesting on an equal monthly basis over the following 48 months, subject in each case to recipient’s continued service.

2011 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards for our NEOs as of December 31, 2011:

	Option awards								Stock awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Peter C. Brandt	16,375	3,275	(2)	—		16.00	1/31/21		—		—
	7,860	3,930	(2)	—		21.98	5/05/21		—		—
	25,000	125,000	(3)	—		8.74	12/06/21		17,163	(4)	166,309	(5)

Patrick D. Spangler	70,406	231,334	(6)	—		13.36	10/27/20		—		—
	—	—		41,210	(7)	22.97	3/24/21		—		—

Matthew A. Kaminer	—	50,000	(6)	—		17.95	6/26/21		—		—

David B. Burlington	55,356	200,138	(6)	—		13.99	12/21/20		—		—
	—	—		29,436	(7)	22.97	3/24/21		—		—

Heather A. Gervais	2,947	8,843	(6)	—		13.36	10/27/20		—		—

Rosemary A. Crane	31,440	—		—		13.26	11/15/12	(8)	—		—
	657,726	—		—		12.11	11/15/12	(8)	—		—
	43,799	—		—		12.11	11/15/12	(8)	—		—

Joseph B. Kleine	7,860	—		—		4.29	1/25/16		—		—
	15,719	—		—		5.95	7/17/16		—		—
	6,288	—		—		5.50	4/29/17		—		—
	47,159	—		—		13.17	11/05/17		—		—
	27,386	—		—		13.26	1/30/18		—		—
	81,875	—		—		10.17	12/16/19		—		—
	19,457	—		—		13.36	8/24/20		—		—

(1)	Fully vested.

(2)	The shares subject to this stock option vest in equal monthly installments over 12 months, subject in each case to the recipient’s continued service.

(3)	The shares subject to this stock option vest in equal monthly installments over six months, subject to the recipient’s continued service as interim CEO.

(4)	The shares subject to this restricted stock award vest in equal monthly installments over six months, subject to the recipient’s continued service as interim CEO.

(5)

The value is determined based on the closing price of our stock on 1/31/12 of $9.69 per share multiplied by the number of shares that have not vested, without taking into account any taxes that may be payable in connection with the transaction.

(6)

The shares subject to this stock option vest as to 20% of the shares subject to the option after one year, with the remaining shares subject to the stock option vesting on an equal monthly basis over the following 48 months, subject in each case to recipient’s continued service.

(7)	Represents shares subject to outstanding and unearned options granted pursuant to our 2011 bonus plan.

(8)

Pursuant to the Severance Agreement entered into with Ms. Crane on December 9, 2011, the vested portion of any unexercised stock options held by Ms. Crane will remain exercisable for a period of one year from November 16, 2011, which was the date of her termination.

2011 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding option awards exercised and restricted stock units vested by our NEOs during 2011.

	Option Awards		Restricted Stock Units
Name	Number of shares acquired on exercise	Value realized on exercise (1)	Number of shares vested	Value realized on vesting (2)

Peter C. Brandt	—	—	3,432	$28,314

Patrick D. Spangler	—	—	—	—

Matthew A. Kaminer	—	—	—	—

David B. Burlington	—	—	—	—

Heather A. Gervais	—	—	—	—

Rosemary A. Crane	—	—	10,215	$79,064

Joseph B. Kleine	49,762	$422,479	—	—

(1)

The value realized on exercise is determined based on the price sold multiplied by the number of shares that were exercised and subtracting the exercise price, without taking into account any taxes that may be payable in connection with the transaction.

(2)	The value realized upon vesting is determined by multiplying the number of restricted stock units by the market value of the underlying shares on the vesting date.

Pension Benefits

Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2011.

Non-qualified Deferred Compensation

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Executive Employment and Severance Agreements

Peter C. Brandt. In December 2011, we entered into an offer letter with Peter C. Brandt, our Interim President and Chief Executive Officer. The offer letter provides for a monthly base salary of $25,417. Pursuant to the offer letter, Mr. Brandt was granted a restricted stock unit award covering 20,595 shares of common stock and an option to purchase 150,000 shares of our common stock, each pursuant to our 2010 Equity Incentive Plan. Mr. Brandt’s stock option has a per share exercise price of $8.74, the fair market value of our common stock on the date of grant, as determined by our Board. The restricted stock and the stock options vest monthly over six months for so long as Mr. Brandt is serving as our Interim President and Chief Executive Officer. The offer letter specifies that Mr. Brandt’s employment is at-will.

Patrick D. Spangler. In January 2011, we entered into an amended and restated offer letter with Patrick D. Spangler, our Chief Financial Officer. The amended and restated offer letter was amended in June 2011. The amended and restated offer letter, as amended, provides for an initial annualized base salary of $300,000 plus a target bonus of 60% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board. Pursuant to the amended and restated offer letter, as amended, Mr. Spangler was granted an option to purchase 150,870 shares of our common stock under our 2008 Equity Incentive Plan, with a per share exercise price of $13.36, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option vests as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. In addition, Mr. Spangler was granted an additional option to purchase 150,870 shares of our common stock under our 2008 Equity Incentive Plan, with a per share exercise price of $13.36, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option will vest as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. The amended and restated offer letter, as amended, specifies that Mr. Spangler’s employment is at-will.

Pursuant to the amended and restated offer letter, as amended, if Mr. Spangler’s employment is terminated without cause, subject to his general release of all known and unknown claims, Mr. Spangler shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.

The amended and restated offer letter, as amended, further provides, in the event that, within twelve months after a change-of-control of Epocrates, Mr. Spangler’s employment is terminated without cause or if Mr. Spangler resigns for good reason, subject to his general release of all known and unknown claims, Mr. Spangler shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, except as described above, in connection with such termination of employment, the vesting of Mr. Spangler’s stock options shall accelerate in full.

Matthew A. Kaminer. In June 2011, we entered into an offer letter with Matthew A. Kaminer, our General Counsel and Secretary. The offer letter provides for an initial annualized base salary of $250,000 plus a target bonus of 40% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board.  Pursuant to the offer letter, Mr. Kaminer was granted an option to purchase 50,000 shares of our common stock under our 2010 Equity Incentive Plan, with a per share exercise price of $17.95, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option vests as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. The offer letter specifies that Mr. Kaminer’s employment is at-will.

Pursuant to the offer letter, if Mr. Kaminer’s employment is terminated without cause, subject to his general release of all known and unknown claims, Mr. Kaminer shall be entitled to receive severance pay equal to six months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for six months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.

The offer letter further provides, in the event that, within twelve months after a change-of-control of Epocrates, Mr. Kaminer’s employment is terminated without cause or if Mr. Kaminer resigns for good reason, subject to his general release of all known and unknown claims, Mr. Kaminer shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Kaminer’s stock options shall accelerate in full.

David B. Burlington. In October 2010, we entered into an offer letter with David B. Burlington, our Chief Operations Officer. The offer letter provides for an initial annualized base salary of $270,000 plus a target bonus of 60% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board. Pursuant to the offer letter, Mr. Burlington was granted an option to purchase 255,494 shares of our common stock under our 2008 Equity Incentive Plan, with a per share exercise price of $13.99, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option vests as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. The offer letter specifies that Mr. Burlington’s employment is at-will.

Pursuant to the offer letter, if Mr. Burlington’s employment is terminated without cause, subject to his general release of all known and unknown claims, Mr. Burlington shall be entitled to receive severance pay equal to six months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for six months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.

The offer letter further provides, in the event that, within twelve months after a change-of-control of Epocrates, Mr. Burlington’s employment is terminated without cause or if Mr. Burlington resigns for good reason, subject to his general release of all known and unknown claims, Mr. Burlington shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Burlington’s stock options shall accelerate in full.

Heather A. Gervais. Ms. Gervais has served as our Senior Vice President of Commercial Operations since November 2011. Ms. Gervais joined Epocrates in September 2010 as the Vice President of Client Services. Ms. Gervais’ current base salary is $240,000. She participates in our annual bonus plan and her target bonus upon her promotion in 2011 was 40%.

Rosemary A. Crane. Ms. Crane served as our Chief Executive Officer from February 2009 until November 16, 2011. Pursuant to her offer letter dated February 25, 2009, as amended in April 2011, Ms. Crane is receiving: (i) continuation of her base salary of $380,000 per year, as severance, until November 16, 2012; (ii) COBRA premiums necessary to continue her group health insurance coverage at the same level as in effect as of the termination date for up to twelve months (or earlier, if she becomes eligible for comparable coverage) from November 16, 2011; and (iii) the acceleration of vesting of 183,883 options to purchase our common stock at $12.11 per share. In December 2011, we and Ms. Crane entered into a severance agreement providing for the terms of her severance, including, in addition to the severance benefits she is entitled to under her offer letter, that: (i) Ms. Crane would receive an additional severance payment of $100,000; and (ii) Ms. Crane would be allowed to exercise the vested portion of any unexercised options held by her for a period of one year from her date of termination.

Joseph B. Kleine. Mr. Kleine served as our Chief Commercial Officer from February 2010 until November 30, 2011.  On November 8, 2011, we entered into a separation and release agreement with Mr. Kleine. Under the separation and release agreement, Mr. Kleine will receive: (i) continuation of his base salary payable over a six-month period commencing December 1, 2011 for a total of $140,000; and (ii) COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for up to six months (or earlier, if he becomes eligible for comparable coverage) from December 1, 2011. The separation and release agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on May 30, 2012. The severance payments and other post-employment benefits due to Mr. Kleine under the separation and release agreement are subject to Mr. Kleine’s continued compliance with these covenants.

Potential Payments Upon Termination of Employment

The following table estimates the potential payments and benefits payable upon employment termination for each NEO as if his or her employment had been terminated on December 31, 2011, the last business day of our prior fiscal year.

	No Change-of-Control (1)						Change-of-Control
	Termination without Cause (2) ($)						Termination without Cause or for Good Reason (3) ($)
Name	Base salary		COBRA premiums		Vesting acceleration(4)		Base salary		COBRA premiums		Vesting acceleration(4)
Peter C. Brandt	—		—		—		—		—		133,871

Patrick D. Spangler	225,000	(5)	16,713	(6)	—		225,000	(5)	16,713	(6)	—

Matthew A. Kaminer	125,000	(7)	11,142	(8)	—		187,500	(5)	16,713	(6)	—

David B. Burlington	135,000	(7)	3,144	(9)	—		202,500	(5)	4,716	(10)	—

Heather A. Gervais	—		—		—		—		—		—

Rosemary A. Crane	380,000	(11)	17,637	(11)	193,510	(11)	—		—		—

Joseph B. Kleine	140,000	(12)	8,995	(12)	—		—		—		—

(1)

A “change-of-control” generally means the consummation of any transaction by Epocrates whereby fifty percent (50%) or more of the voting stock of Epocrates changes ownership pursuant to that transaction.

(2)	“Cause” is generally defined as the NEO’s:

•	embezzlement, misappropriation of corporate funds, or other material acts of dishonesty;

•	conviction, plea of guilty, or nolo contendere to any felony (not involving the operation of a motor vehicle), or of any misdemeanor involving moral turpitude;

•

engagement in any activity that such NEO knows or should know could materially harm the business or reputation of Epocrates, provided that such activity is not undertaken in a good faith belief that such action was in the best interest of Epocrates;

•

material violation of any statutory, contractual, or common law duty or obligation owed to Epocrates, including, without limitation, a material breach of any confidentiality obligation and the duty of loyalty which causes demonstrable injury to Epocrates; or

•

repeated failure, in the reasonable judgment of Epocrates, to substantially perform his or her assigned duties or responsibilities after written notice from Epocrates describing the failure(s) in reasonable detail and such NEO’s failure to cure such failure (s) within thirty (30) days of receiving such written notice, provided that written notice only must be provided if the failure (s) are capable of cure.

(3)

“Good Reason” is generally defined as the following actions taken without the consent of the NEO following the consummation of a change-of-control of Epocrates that terminates such NEO’s employment (in each case where the NEO has provided written notice within 30 days of the action, such action is not remedied by Epocrates within 30 days following such notice, and such termination occurs within ninety (90) days following the initial existence of one or more of the conditions that constitute Good Reason):

•	a relocation of the NEO’s assigned office which results in an increase in his or her one-way commuting distance by more than thirty-five (35) miles;

•	a material decrease in the then current base salary of the NEO (except for salary decreases generally applicable to Epocrates’ other executive employees); or

•	a material reduction in the scope of the NEO’s duties or responsibilities in effect immediately prior to the change-of-control of Epocrates.

(4)

The value of vesting acceleration is calculated based on the closing price of our common stock on December 31, 2011 with respect to unvested option shares or unvested awards subject to acceleration minus the exercise price of the unvested option shares.

(5)	Represents continuation of base salary for a period of nine months.

(6)

Represents payment of nine months of continued COBRA premiums for medical, dental and vision coverage, calculated at $1,856.99 per month for the 12-month period ended December 31, 2011, including a 2% administrative fee.

(7)	Represents continuation of base salary for a period of six months.

(8)

Represents payment of six months of continued COBRA premiums for medical, dental and vision coverage, calculated at $1,856.99 per month for the 12-month period ended December 31, 2011, including a 2% administrative fee.

(9)

Represents payment of six months of continued COBRA premiums for medical, dental and vision coverage, calculated at $524.01 per month for the 12-month period ended December 31, 2011, including a 2% administrative fee.

(10)

Represents payment of nine months of continued COBRA premiums for medical, dental and vision coverage, calculated at $524.01 per month for the 12-month period ended December 31, 2011, including a 2% administrative fee.

(11)	Represents actual amount for Ms. Crane, as she did not have an employment agreement at December 31, 2011.

(12)	Represents actual amount for Mr. Kleine, as he did not have an employment agreement at December 31, 2011.

Non-Employee Director Compensation

Cash Compensation Arrangements

Effective October 2009, each non-employee director, other than the Chairperson of the Board, was entitled to an annual retainer of $10,000 per year, payable quarterly. The Chairperson of the Board was entitled to an annual retainer of $15,000 per year, payable quarterly. In addition, all members of our Board were reimbursed for travel, lodging and other reasonable expenses incurred in attending Board or committee meetings.

Following the completion of our initial public offering in February 2011, we pay each of our non-employee directors as applicable:

•      $30,000 per year for service as a Board member, payable quarterly;

•      $25,000 per year for service as Chairperson of the Board, payable quarterly;

•      $20,000 per year for service as Chairperson of the Audit Committee, payable quarterly;

•      $15,000 per year for service as Chairperson of the Compensation Committee, payable quarterly;

•      $10,000 per year for service as Chairperson of the Corporate Governance and Nominating Committee, payable quarterly;

•      $1,000 for each Board meeting attended in person;

•      $500 for each Board meeting attended telephonically or by videoconference;

•      $12,000 per year for service on the Audit Committee, payable quarterly; and

•      $7,000 per year for service on the Compensation Committee and Corporate Governance and Nominating Committee, payable quarterly.

In lieu of the cash compensation set forth above, each non-employee director may elect to receive an option to purchase our common stock exercisable for a number of shares equal to the total cash compensation divided by the fair market value of our common stock on the date of grant.

All members of our Board will continue to be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

2011 Director Compensation

The following table provides compensation information for all of our non-employee directors during 2011, with the exception of Mr. Brandt, who ceased to be a non-employee director upon his appointment as Interim President and Chief Executive Officer. Mr. Brandt’s compensation as a non-employee director is included in the tables in the sections titled “Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “2011 Outstanding Equity Awards at Fiscal Year-End,” and “2011 Option Exercises and Stock Vested” as set forth in this Annual Report on Form 10-K:

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)(3)	Total ($)

Philippe O. Chambon	46,750	118,644	165,394

Thomas L. Harrison	38,583	118,644	157,227

Gary G. Greenfield	11,500	140,633	152,133

Patrick S. Jones	81,167	118,644	199,811

Erick N. Tseng	10,000	94,477	104,477

Mark A. Wan	38,500	118,644	157,144

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2011 computed in accordance with the provisions of ASC 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K. Only one option was granted to each non-employee director in 2011, and the grant date fair value of each option is set forth in the table. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)

As of December 31, 2011, the aggregate number of shares subject to outstanding option awards held by each of the directors listed in the table above was as follows: Dr. Chambon, 43,230 shares; Mr. Harrison, 175,539 shares; Mr. Greenfield, 19,650 shares; Mr. Jones, 120,519 shares; Mr. Tseng, 19,650 shares; and Mr. Wan, 43,230 shares.

(3)	1/12th of the shares subject to each option award vest monthly over one year, subject in each case to the recipient’s continued service as a director.

Upon election to the Board, each non-employee director shall be granted an option to purchase 19,650 shares of our common stock. Thereafter, each non-employee director shall be entitled to an annual grant of an option to purchase 11,790 shares of our common stock. Each of these options will have an exercise price equal to the fair market value of our common stock on the date of grant and will vest monthly over 12 months such that the entire option shall be fully vested after one year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Epocrates’ common stock as of January 31, 2012 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Epocrates as a group; and (iv) all those known by Epocrates to be beneficial owners of more than five percent of its common stock.

Name of Beneficial Owner	Shares of common stock beneficially owned (1)	Shares Issuable Pursuant to Options Exercisable Within 60 Days of January 31, 2012	Percent of Total (1)
Entities affiliated with The Goldman Sachs Group, Inc. (2)	2,786,856	—	11.4%

Entities affiliated with Credit Suisse AG/(3)	2,661,033	—	10.9%

Entities affiliated with InterWest Partners VII, L.P.(4)	2,003,651	31,440	8.2%

Entities affiliated with Draper Fisher Jurvetson Fund V, L.P.(5)	2,192,163	—	9.0%

Three Arch Partners II, L.P.(6)	1,655,329	—	6.8%

BlackRock, Inc.(7)	1,405,549	—	5.8%

FMR LLC (8)	2,220,810	—	9.1%

Peter C. Brandt	196,647	137,322	*

Adam E. Budish	—	—	—

David B. Burlington	70,131	70,131	*

Rosemary A. Crane	743,180	732,965	3.0%

Heather A. Gervais	4,070	4,070	*

Matthew A. Kaminer	6,666	1,666	*

Joseph B. Kleine	253,506	201,333	1.0%

Patrick D. Spangler	87,493	87,493	*

Philippe O. Chambon, M.D., Ph.D.(9)	2,686,417	42,247	11.0%

Gary G. Greenfield	11,462	11,462	*

Thomas L. Harrison	115,606	115,606	*

Patrick S. Jones	119,536	119,536	*

Erick N. Tseng	11,462	11,462	*

Mark A. Wan(6)	1,697,576	42,247	6.9%

All directors and executive officers as a group (14 persons)	6,003,752	1,577,540	23.1%

*     Less than one percent.

(1)

Based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Epocrates believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership includes shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 2012. Applicable percentages are based on 24,418,653 shares outstanding on January 31, 2012, adjusted as required by rules promulgated by the SEC.

(2)

Goldman, Sachs & Co. also reports beneficial ownership of these shares. Each of these Goldman Sachs entities has shared voting and investment power with respect to these shares. These Goldman Sachs entities disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the Goldman Sachs reporting units or their employees have voting or investment discretion or both, or with respect to which there are limits on their voting or investment authority or both and (ii) certain investment entities of which the Goldman Sachs reporting units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the Goldman Sachs reporting units. The address for The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, 7th Floor, New York, New York 10282. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 14, 2012 reporting beneficial ownership as of December 31, 2011, and therefore does not reflect any changes in beneficial ownership that may have occurred between that date and January 31, 2012.

(3)

The shares are held by direct and indirect subsidiaries of Credit Suisse AG. The address of the principal business and office of Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The ultimate parent company of Credit Suisse AG is Credit Suisse Group AG, and its business address is Paradeplatz 8, P.O. Box 1, CH 8070 Zurich, Switzerland. Credit Suisse AG and Credit Suisse Group AG disclaim beneficial ownership of shares beneficially owned by their direct and indirect subsidiaries, including by the Sprout Funds (as defined below). Of the shares referred to above, 2,434,175 shares are held by Sprout Capital IX, L.P., or Sprout IX, 158,773 shares are held by DLJ ESC II, L.P., or ESC II, 33,340 shares are held by DLJ Capital Corporation, or DLJCC, and 17,882 shares are held by Sprout Entrepreneurs’ Fund, L.P., or Sprout Entrepreneurs, collectively, the Sprout Funds. The remainder of the shares is traded by proprietary desks of Credit Suisse that are not under the control of the Sprout Funds. Sprout IX, Sprout Entrepreneurs and ESC II make investments for long-term appreciation. DLJCC acts as a venture capital partnership management company. DLJCC is the general partner of Sprout Entrepreneurs and is the managing general partner of Sprout IX, and, as such is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P., or Associates IX, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc. is the managing general partner of Associates IX. Dr. Chambon, one of our directors, is a limited partner of Associates IX. DLJ LBO Plans Management Corporation, or DLJLBO, is the general partner of ESC II, and, as such, is responsible for its day-to-day management. DLJLBO makes all of the investment decisions on behalf of ESC II. Dr. Chambon, in his capacity as a member of the investment committees of DLJCC and DLJLBO, may be deemed to beneficially own the shares of the Sprout Funds. Dr. Chambon disclaims beneficial ownership of the shares held by the Sprout Funds, except to the extent of his pecuniary interest therein. See footnote 9 below. The address for the Sprout Funds is 11 Madison Avenue, 13th Floor, New York, New York 10010.

(4)

Includes 1,885,124 shares held by InterWest Partners VII, L.P. and 87,087 shares held by InterWest Investors VII, L.P., collectively, the InterWest Funds. InterWest Management Partners VII, LLC is the general partner of the InterWest Funds and thereby has sole voting and investment control over the shares owned by the InterWest Funds. Dr. Gilbert H. Kliman, Harvey B. Cash, Philip T. Gianos, W. Scott Hedrick, W. Stephen Holmes, Thomas L. Rosch and Arnold L. Oronsky are managing directors of InterWest Management Partners VII, LLC and have shared voting and investment control over the shares owned by the InterWest Funds. The managing directors and members of InterWest Management Partners VII, LLC disclaim beneficial ownership of the shares owned by the InterWest Funds, except to the extent of their respective pecuniary interest therein. Also includes options to purchase 31,440 shares issuable pursuant to options exercisable within 60 days of January 31, 2012 granted to Dr. Kliman, one of our former directors. The address for each of these entities is 2710 Sand Hill Road, Second Floor, Menlo Park, California 94025.

(5)

Includes 1,819,017 shares held by Draper Fisher Jurvetson Fund V, L.P. and 147,486 shares held by Draper Fisher Jurvetson Partners V, LLC., collectively, the DFJ funds, each of which has shared voting and investment power with respect to the shares they own. Draper Fisher Jurvetson Management Co. V, LLC is the general partner of Draper Fisher Jurvetson Fund V, L.P. and thereby has shared voting and investment control over the shares owned by Draper Fisher Jurvetson Fund V, L.P. Timothy C. Draper, John H.N. Fisher and Stephen T. Jurvetson are the managing directors of Draper Fisher Jurvetson Management Co. V, LLC and managing members of Draper Fisher Jurvetson Partners V, LLC. They share voting and investment control over the shares owned by the DFJ Funds. The managing directors and managing members disclaim beneficial ownership of the shares owned by the DFJ Funds except to the extent of their respective pecuniary interest therein. Also includes 225,660 shares owned by The Timothy Cook Draper 2010 Annuity Trust over which Mr. Draper has sole voting and investment power. The address for all of these entities is 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(6)

Represents shares held by Three Arch Partners II, L.P., or Three Arch, over which Three Arch has sole voting and investment power. Three Arch Management II, L.L.C., or TAM II, is the general partner of Three Arch, and thereby has sole voting and investment control over the shares owned by the Three Arch. Mr. Wan, one of our directors, and Wilfred E. Jaeger, are managing members of TAM II and have shared voting and investment control over the shares owned by Three Arch. Mr. Wan disclaims beneficial ownership of the shares held by Three Arch except to the extent of his pecuniary interest therein. The address for each of these entities is 3200 Alpine Road, Portola Valley, California 94028. In addition to the shares beneficially owned by Mr. Wan by virtue of the shares owned by Three Arch, Mr. Wan has beneficial ownership of 42,247 shares subject to stock options exercisable within 60 days of January 31, 2012 granted to Mr. Wan.

(7)

The address for BlackRock Inc. is 40 East 52nd Street, New York, New York 10022. The beneficial ownership of these securities is based on a Schedule 13G filed by BlackRock Inc. on February 8, 2012 reporting beneficial ownership as of December 31, 2011, and therefore does not reflect any changes in beneficial ownership that may have occurred between that date and January 31, 2012.

(8)

Fidelity Management & Research Company (“Fidelity”), is a wholly-owned subsidiary of FMR LLC, is an investment advisor and beneficially owns these shares by virtue of having sole investment power over these shares. Edward C. Johnson 3d, the Chairman of FMR, LLC, and FMR LLC, through its control of Fidelity, also beneficially own these shares. Members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. The address for FMR LLC, Mr. Johnson and Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 14, 2012 reporting beneficial ownership as of December 31, 2011, and therefore does not reflect any changes in beneficial ownership that may have occurred between that date and January 31, 2012.

(9)

Includes 42,247 shares issuable pursuant to options exercisable within 60 days of January 31, 2012. Also includes 2,644,170 shares held by the Sprout Funds. See footnote 3 above. Dr. Chambon disclaims beneficial ownership of the shares held by the Sprout Funds, except to the extent of his pecuniary interest therein. The address for Dr. Chambon is 11 Madison Avenue, 13th Floor, New York, New York 10010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued upon the exercise of stock options and other rights under our existing equity compensation plans, which consists of our 1999 Stock Option Plan, our 2008 Equity Incentive Plan and our 2010 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of available securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	6,470,382	$10.54	1,649,264	(2)

(1)	Consists of three plans: our 1999 Stock Option Plan, our 2008 Equity Incentive Plan and our 2010 Equity Incentive Plan.

(2)

The number of shares reserved for issuance under our 2010 Equity Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2014, by the lesser of (a) four percent (4%) of the total number of shares of our common stock outstanding on the last day of the preceding calendar year, (b) 1,965,000 shares of our common stock or (c) a number determined by our Board that is less than (a) or (b).

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In addition to the executive and director compensation arrangements, including the employment, termination of employment and change-of-control arrangements discussed above under “Executive Compensation and Related Information,” the following is a description of transactions since January 1, 2011 (unless otherwise specified) to which we have been a party, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Employment agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see the section above entitled “Executive Employment and Severance Agreements.”

Director and officer indemnification

Our Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors. In addition, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware Law.

Other agreements

In 2009, we entered into various agreements with Cline Davis & Mann, Inc. and SSCG Media Group, a division of Cline Davis & Mann, whereby we provided various marketing, educational, media and creative services through our DocAlert channel.  Cline Davis & Mann is a subsidiary of DAS, where Mr. Harrison, a member of our Board, serves as the Chief Executive Officer (“CEO”). For the year ended December 31, 2011, we recorded no revenue from Cline Davis & Mann and recorded approximately $4.9 million of revenue from SSCG Media Group, respectively. Mr. Harrison does not have a direct or indirect material interest in these transactions and these transactions are immaterial to DAS.

In 2010, we provided services to Porter Novelli, also a DAS subsidiary. In connection with these services, we recorded revenue from Porter Novelli of approximately $0.2 million for the year ended December 31, 2011. Mr. Harrison does not have a direct or indirect material interest in this transaction and this transaction is immaterial to DAS.

Review, approval or ratification of transactions with related parties

Pursuant to our written Code of Business Conduct and Ethics, executive officers and directors are not permitted to enter into any transactions with Epocrates without the approval of either our Audit Committee, pursuant to the provisions set forth in the Audit Committee Charter, or our Board. In approving or rejecting such proposed transactions, the Audit Committee or Board, as applicable, shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee or Board, as applicable, including but not limited to the risks, costs, benefits to Epocrates, the terms of the transactions, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee and/or Board shall approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee or Board determines in the good faith exercise of its discretion. We have designated a compliance officer to generally oversee compliance with the Code of Business Conduct and Ethics.

All of the transactions described above were entered into prior to the adoption of our Code of Business Conduct and Ethics. As each of the aforementioned were entered into in the ordinary course of business and were deemed not material to our business or operations, they were not formally approved or ratified by our Board or Audit Committee.

For a complete description of the agreements entered into with subsidiaries of DAS, of which Thomas L. Harrison, a member of our Compensation Committee and Board, is the CEO, please refer to the section above entitled “Compensation Committee Interlocks and Insider Participation.”

Independence of the Board

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with Epocrates’ counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Epocrates, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Chambon and Messrs. Jones, Greenfield, Harrison, Tseng and Wan. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Epocrates. Mr. Brandt, Epocrates’ Interim President and CEO, is currently not an independent director by virtue of his employment with Epocrates.

Item 14.         Principal Accountant Fees and Services

The following table represents aggregate fees billed to Epocrates for the fiscal years ended December 31, 2011 and 2010 by PricewaterhouseCoopers LLP, Epocrates’ principal accountant.

	Fiscal Years Ended December 31,
	2011	2010
Audit Fees	$1,402,833	$1,787,625
Audit-Related Fees	—	—
Tax Fees (1)	5,000	5,000
All Other Fees (2)	1,800	1,500
Total Fees	$1,409,633	$1,794,125

(1)	Relates to tax compliance services provided.
(2)	Relates to license fees for accounting research software.

All fees described above were approved by the Audit Committee.

In connection with the audit of the 2011 financial statements, Epocrates entered into an engagement agreement with PricewaterhouseCoopers LLP which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for Epocrates. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Epocrates’ independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible while maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          We have filed the following documents as part of this Annual Report on Form 10-K:

2. Financial Statement Schedule

The following financial statement schedule is filed as part of this report:

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

Epocrates, Inc.

By:	/s/ PETER C. BRANDT	By:	/s/ PATRICK D. SPANGLER
	PETER C. BRANDT,		PATRICK D. SPANGLER,
	Interim President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 19, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Peter C. Brandt and Patrick D. Spangler, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PETER C. BRANDT	Interim President and Chief Executive Officer (Principal Executive Officer)	March 19, 2012
PETER C. BRANDT

/s/ PATRICK D. SPANGLER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2012
PATRICK D. SPANGLER

/s/ PATRICK S. JONES	Chairman of the Board	March 19, 2012
PATRICK S. JONES

/s/ PHILIPPE O. CHAMBON	Director	March 19, 2012
PHILIPPE O. CHAMBON, M.D., PH.D.

/S/ GARY G. GREENFIELD	Director	March 19, 2012
GARY G. GREENFIELD

/s/ THOMAS L. HARRISON	Director	March 19, 2012
THOMAS L. HARRISON

/s/ ERICK N. TSENG	Director	March 19, 2012
ERICK N. TSENG

/s/ MARK A. WAN	Director	March 19, 2012
MARK A. WAN

Schedule II: Valuation and Qualifying Accounts

Epocrates, Inc.

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

		Charged to
	Beginning	Costs and			Ending
Description	Balance	Expenses	Reversals	Utilizations	Balance

Allowance for doubtful accounts:
2011	$141	$665	$—	$(721)	$85
2010	$22	$282	$—	$(163)	$141
2009	$27	$89	$—	$(94)	$22

Valuation allowance for deferred tax assets:
2011	$(159)	$(509)	$—	$—	$(668)
2010	$—	$(159)	$—	$—	$(159)
2009	$—	$—	$—	$—	$—

Note: Additions to the allowance for doubtful accounts are charged to expense.

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen common stock certificate.
4.2(3)	Form of Warrant to purchase Series B convertible preferred stock.
10.1(3)	Amended and Restated Investor Rights Agreement dated October 2, 2007.
10.2(3)	Form of Indemnity Agreement entered into between Registrant and each of its directors and officers.
10.3(3)+	1999 Stock Option Plan, as amended.
10.4(3)+	Form of Stock Option Agreement under 1999 Stock Option Plan, as amended.
10.5(3)+	Form of 2007 Performance-Based Option Grant Notice under 1999 Stock Option Plan, as amended.
10.6(3)+	Form of 2008 Performance-Based Option Grant Notice under 1999 Stock Option Plan, as amended.
10.7(3)+	2008 Equity Incentive Plan, as amended.
10.8(3)+	Form of Stock Option Agreement and Form of Option Grant Notice under 2008 Equity Incentive Plan.
10.9(3)+	Form of 2009 Performance-Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.
10.10(3)+	2010 Equity Incentive Plan, as amended.
10.11(3)+	Form of Stock Option Agreement and Form of Option Grant Notice under 2010 Equity Incentive Plan.
10.12(3)

Sublease Agreement, dated December 3, 2006, by and between Oracle USA, Inc. and the Registrant, as amended on May 2, 2007 and April 29, 2010, and Consent to Sublease, by and among Bay Meadows Park Place Investors, LLC, Oracle USA and the Registrant, dated December 14, 2006.

10.13(3)

Sublease, dated as of September 30, 2010, by and between the Registrant and CA, Inc., and Consent, dated as of October 14, 2010, by and between Princeton South Development, L.L.C., the Registrant and CA, Inc.

10.14(4)+	Offer Letter, dated June 8, 2011, by and between Registrant and Matthew A. Kaminer.
10.15(3)+	Offer Letter, dated February 25, 2009, by and between Registrant and Rosemary A. Crane.
10.16(5)+	Amendment No. 1 to Offer Letter dated February 25, 2009, by and between Registrant and Rosemary A. Crane, dated April 18, 2011.
10.17+	Separation Agreement, dated December 9, 2011, by and between Registrant and Rosemary A. Crane.
10.18(3)+	Offer Letter, dated January 26, 2001, by and between Registrant and Joseph B. Kleine, as amended February 5, 2010.
10.19(3)+	Amended and Restated Director Compensation Policy, as amended.
10.20+	Offer Letter, dated December 9, 2011, by and between Registrant and Peter C. Brandt.
10.21+	Separation and Release Agreement, dated November 8, 2011, by and between the Registrant and Joseph B. Kleine.
10.22(3)+	Amended and Restated Offer Letter, dated January 28, 2011, by and between the Registrant and Patrick D. Spangler.
10.23(6)+	Amendment No. 1 to the Amended and Restated Offer Letter, dated January 28, 2011, by and between the Registrant and Patrick D. Spangler, dated June 29, 2011.
10.24(3)+	Offer Letter, dated October 8, 2010, by and between the Registrant and David B. Burlington.
10.25(3)+	Form of 2010 Performance-Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.
10.26(3)+	Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice under 2010 Equity Incentive Plan.
10.27(3)

Lease Agreement, dated June 9, 2006, by and between Windsor Limited Partnership of New Jersey and the Registrant, as amended November 21, 2007, and Confirmation of Commencement Date by and between Windsor Acquisitions, L.L.C. and the Registrant, dated January 11, 2008.

10.28+	2011 Executive Officers’ Compensation.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan.

(1)	Filed as Exhibit 3.1 to our Annual Report on Form 10-K (Reg No. 001-35062) with the SEC on March 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(3)	Filed as the like-described exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.