Form 10-Q
period 2012-03-31
EPOCRATES INC
filed 2012-05-11
CIK 1096738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of May 1, 2012 was 24,634,962.

EPOCRATES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(in thousands, except for par value)

	March 31,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$72,765	$75,326
Short-term investments	8,878	9,897
Accounts receivable, net of allowance for doubtful accounts of $71 and $85, respectively	23,127	22,748
Deferred tax asset	7,390	7,390
Prepaid expenses and other current assets	4,508	3,218
Total current assets	116,668	118,579
Property and equipment, net	7,554	7,283
Deferred tax asset	713	1,280
Goodwill	17,959	17,959
Other intangible assets, net	5,763	6,771
Other assets	354	352
Total assets	$149,011	$152,224
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,209	$3,282
Deferred revenue	45,369	46,429
Other accrued liabilities	7,700	9,600
Total current liabilities	55,278	59,311
Deferred revenue, less current portion	8,565	8,088
Other liabilities	1,566	1,893
Total liabilities	65,409	69,292
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 24,627 and 24,370 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	25	24
Additional paid-in capital	131,346	129,238
Accumulated other comprehensive loss	(3)	(2)
Accumulated deficit	(47,766)	(46,328)
Total stockholders’ equity	83,602	82,932
Total liabilities and stockholders’ equity	$149,011	$152,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Subscription revenues	$4,676	$6,209
Interactive services revenues	22,855	22,968
Total revenues, net	27,531	29,177

Cost of subscription revenues	1,949	2,043
Cost of interactive services revenues	8,338	7,347
Total cost of revenues (1)	10,287	9,390
Gross profit	17,244	19,787

Operating expenses (1):
Sales and marketing	6,082	7,121
Research and development	4,921	5,020
General and administrative	4,986	6,257
Facilities exit costs	—	560
Change in fair value of contingent consideration	—	506
Total operating expenses	15,989	19,464
Income from operations	1,255	323
Interest income	6	28
Other income, net	1	2
Income before income taxes	1,262	353
Benefit from (provision for) income taxes	141	(152)
Income from continuing operations	1,403	201
Loss from discontinued operations, net of tax (1)	(2,841)	(1,326)
Net loss	(1,438)	(1,125)
Unrealized losses on available-for-sale securities, net	(1)	—
Comprehensive loss	(1,439)	(1,125)

Net loss attributable to common stockholders – basic and diluted	$(1,438)	$(1,419)

Net income (loss) per share – basic and diluted

Continuing operations	$0.06	$(0.01)
Discontinued operations, net of tax	(0.12)	(0.07)
Net loss per share attributable to common stockholders	$(0.06)	$(0.08)

Weighted average common shares outstanding – basic	24,775	17,839
Weighted average common shares outstanding – diluted	25,258	20,146

(1)               Includes stock-based compensation of the following amounts:

Cost of revenues	$49	$107
Sales and marketing	202	747
Research and development	198	391
General and administrative	1,009	1,562
Discontinued operations	11	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,438)	$(1,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,469	2,807
Depreciation and amortization	964	992
Amortization of intangible assets	1,008	1,030
Allowance for doubtful accounts and sales returns reserve	(14)	70
Facilities exit costs	—	560
Contingent consideration expense	—	301
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(365)	(350)
Deferred tax asset, current and noncurrent	240	—
Prepaid expenses and other assets	(1,292)	(1,403)
Accounts payable	(865)	(936)
Deferred revenue	(583)	3,970
Other accrued liabilities and other payables	(1,953)	338
Net cash (used in) provided by operating activities	(2,829)	6,254
Cash flows from investing activities:
Purchase of property and equipment	(1,691)	(2,711)
Purchase of short-term investments	(1,482)	(5,509)
Sale of short-term investments	—	500
Maturity of short-term investments	2,500	7,950
Net cash (used in) provided by investing activities	(673)	230
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,208
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)
Proceeds from exercise of common stock options	941	326
Net cash provided by financing activities	941	34,948
Net (decrease) increase in cash and cash equivalents	(2,561)	41,432
Cash and cash equivalents at beginning of period	75,326	35,987
Cash and cash equivalents at end of period	$72,765	$77,419
Non-Cash Investing and Financing Activities:
Unrealized loss on available-for-sale securities, net of tax effect	—	(1)
Accrued purchase of property and equipment and other assets	482	622
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Reclassification of costs of issuance of common stock from prepaid and other current assets	—	2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Epocrates, Inc. (the “Company”) was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc., and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

The Company is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Most commonly used on mobile devices at the point of care, the Company’s products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company’s interactive services, it provides the healthcare industry, primarily pharmaceutical companies, opportunities to engage with its user network through delivery of targeted information and to conduct market research.

Initial Public Offering (“IPO”)

On February 1, 2011, the Company’s registration statement on Form S-1 (File No. 333-168176) was declared effective for its IPO, pursuant to which it registered the offering and sale of 5,360,000 shares of common stock at a public offering price of $16.00 per share and an aggregate offering price of $85.8 million, of which 3,574,285 shares were sold by the Company for an aggregate offering price of $57.2 million, and 1,785,715 shares were sold by the selling stockholders for an aggregate offering price of $28.6 million. On February 3, 2011, the overallotment option of 804,000 shares was exercised at a price of $16.00 per share for an aggregate of $12.9 million, all of which were sold by the Company, and the offering was completed with all of the shares subject to the registration statement having been sold.

As a result of the Company’s IPO and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other expenses associated with its IPO of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

After the completion of the IPO on February 7, 2011, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 10,000,000. The Company also established the par value of each share of common and preferred stock to be $0.001 per share.

Common Stock Split

An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company’s Board of Directors on November 18, 2010, was filed with the Delaware Secretary of State on January 28, 2011 and was effected upon the closing of the IPO. All information related to common stock, stock options, restricted stock units (“RSUs”) and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC on March 19, 2012. The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal, recurring adjustments, necessary for the fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates, and such differences could be material.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers. The primary goals of the Company’s investment policy are, in order of priority, preservation of principal, liquidity and current income. The Company’s professional portfolio managers adhere to this investment policy as approved by the Company’s Board of Directors. Cash and cash equivalents and short-term investments are deposited at financial institutions or invested in securities that management believes are of high credit quality.

The Company’s investment policy is to invest only in fixed income instruments denominated and payable in U.S. dollars. Investments in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset-backed securities are allowed. The Company does not invest in auction rate securities, future contracts or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 5% of the market value of the portfolio, or $1 million, whichever is greater, although securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size is typically greater than $50 million for corporate bonds. No single position in any issue will equal more than 10% of that issue. The final maturity of each security within the portfolio shall not exceed 24 months.

The Company’s accounts receivable are derived from clients located principally in the U.S. The Company performs a regular review of its clients’ payment histories and associated credit risks and does not require collateral from its clients. The Company has not experienced significant credit losses from its accounts receivable. There was one client that accounted for more than 10% of accounts receivable, net and one client that accounted for more than 15% of accounts receivable, net as of March 31, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

The Company’s revenue is derived primarily from clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) within the U.S. For the quarter ended March 31, 2012, one client accounted for approximately 12% of total revenues, net. For the quarter ended March 31, 2011, no single client accounted for more than 10% of total revenues, net.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected.  The Company previously capitalized software development costs upon technical feasibility for the electronic health record (“EHR”) solution until it announced its decision to discontinue the EHR business. Capitalized costs of $0.3 million incurred in the first quarter of 2012 up until the date of the announcement were reclassified to loss from discontinued operations in the Company’s condensed consolidated statements of comprehensive loss.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended March 31, 2012 and 2011, the

Company capitalized $0.7 million and $0.8 million, respectively, of software development costs related to software for internal use and website development costs. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.4 million for the three months ended March 31, 2012 and $0.5 million for the three months ended March 31, 2011. Amortization of internal use software is reflected in cost of revenue. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company vacated the East Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non-cancellable lease with the landlord which does not expire until the end of fiscal year 2012. The Company was, therefore, liable to make monthly lease payments under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property. The Company recorded a charge of approximately $0.6 million in the three months ended March 31, 2011 relating to the East Windsor facility exit costs.

Segment Information

Previously, the Company had two reportable segments: Subscriptions and Interactive Services, and EHR. On February 24, 2012, the Audit Committee of the Board of Directors of the Company, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. Upon the approval, the Company qualified for discontinued operations presentation under GAAP, and at such time, the EHR reportable segment results were reported in loss from discontinued operations on the Company’s condensed consolidated statements of comprehensive loss. Prior period amounts have been revised in order to conform to the current period presentation. Substantially all of the Company’s revenues and all of the Company’s long-lived assets are located in the U.S.

Recent Accounting Pronouncements

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. Early application is not permitted for public companies. The Company adopted this guidance in the first quarter of 2012. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued revised accounting guidance, which deferred the guidance relating to the presentation of reclassification adjustments. All other requirements of the previously issued guidance were not affected by the issuance of this revised guidance. The amendments to the guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance in the first quarter of 2012. The adoption of this guidance did not have a material financial effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption of the standard is permitted. The Company adopted this guidance in the first quarter of 2012. The adoption of this guidance did not have a material financial effect on the Company’s condensed consolidated financial statements.

3. Net Income (Loss) Per Share

In February 2011, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the IPO. Prior to the conversion, holders of Series A and Series C convertible preferred stock were entitled to receive 8% per annum non-cumulative dividends. Holders of Series B preferred stock were entitled to receive 8% per annum cumulative dividends.

In 2011, basic and diluted net loss per share attributable to common stockholders was presented in conformity with the “two-class method” required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase. Net income (loss) attributable to common stockholders is calculated as net income (loss) less the preferred stock dividend for the period. Due to the Company’s presentation of the EHR results in discontinued operations, a similar calculation was performed for the 2011 per share income from continuing operations. Basic income from continuing operations per share is computed by subtracting the preferred stock dividend for the period from income from continuing operations and dividing that amount by the weighted average number of common shares outstanding.

Diluted net loss per share gives effect to the impact of potentially dilutive securities, which consist of convertible preferred stock, stock options, RSUs and warrants. The dilutive effect of outstanding stock options, warrants and RSUs is computed using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$1,403	$201
Loss from discontinued operations, net of tax	(2,841)	(1,326)
Net loss	$(1,438)	$(1,125)
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	—	294
Net loss attributable to common stockholders	$(1,438)	$(1,419)
Denominator:
Weighted average number of common shares outstanding – basic	24,775	17,839
Weighted average number of common shares outstanding – diluted	25,258	20,146
Net income (loss) per share – basic and diluted
Continuing operations	$0.06	$(0.01)
Discontinued operations	(0.12)	(0.07)
Net loss per share attributable to common stockholders	$(0.06)	$(0.08)

For the three months ended March 31, 2012, anti-dilutive securities were not included in the calculation of fully diluted per share loss from discontinued operations and net loss, and for the three months ended March 31, 2011, anti-dilutive securities were not included in the calculation of fully diluted per share income from continuing operations, loss from discontinued operations and net loss, as the effect would have been anti-dilutive. The table that follows outlines securities that were anti-dilutive for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average common stock warrants	17	17
Weighted average outstanding unexercised options and RSUs	3,881	6,340
Weighted average mandatorily redeemable convertible preferred stock	—	3,943
Total weighted average anti-dilutive shares	3,898	10,300

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and the basis of that measurement (in thousands):

As of March 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$11,338	$11,338	$—	$—
Short-term investments (See Note 5):
Obligations of U.S. government agencies	5,867	5,867	—	—
Obligations of U.S. corporations	1,962	—	1,962	—
Obligations of Non-U.S. corporations	1,049	—	1,049	—
Total short-term investments	8,878	5,867	3,011	—
TOTAL FINANCIAL ASSETS	$20,216	$17,205	$3,011	$—

As of December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$10,310	$10,035	$275	$—
Short-term investments (See Note 5):
Obligations of U.S. government agencies	6,219	6,219	—	—
Obligations of U.S. corporations	2,630	—	2,630	—
Obligations of Non-U.S. corporations	1,048	—	1,048	—
Total short-term investments	9,897	6,219	3,678	—
TOTAL FINANCIAL ASSETS	$20,207	$16,254	$3,953	$—

The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term nature of those instruments.

Money market funds are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. As of March 31, 2012, obligations of U.S. government agencies are also considered Level 1 investments. The remainder of the Company’s short-term investments are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

During the first quarter of 2012, the Company corrected the classification of its U.S. government agency obligations, reported as Level 2 investments for the year ended December 31, 2011, and began reporting such obligations as Level 1 in order to conform to current period presentation. The Company concluded that the classification and disclosure of these investments as Level 1 is appropriate. Other than disclosed above, during the quarters ended March 31, 2012 and December 31, 2011, there were no material transfers between Level 1 and Level 2 fair value instruments.

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

The Company determines the fair value amounts by using available market information. As of March 31, 2012 and December 31, 2011, the average contractual maturity was less than one year and the contractual maturity of any single investment did not exceed 12 months.

As of March 31, 2012 and December 31, 2011, unrealized gains and losses on available-for-sale securities can be summarized as follows (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$5,869	$—	$(2)	$5,867
Obligations of U.S. corporations	1,962	1	(1)	1,962
Obligations of Non-U.S. corporations	1,049	—	—	1,049
Money market funds	11,338	—	—	11,338
Cash	61,427	—	—	61,427
	$81,645	$1	$(3)	$81,643
Amounts included in cash and cash equivalents	$72,765	$—	$—	$72,765
Amounts included in short-term investments	8,880	1	(3)	8,878
	$81,645	$1	$(3)	$81,643

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,494	$1	$(1)	$6,494
Obligations of U.S. corporations	2,633	—	(3)	2,630
Obligations of Non-U.S. corporations	1,048	—	—	1,048
Money market funds	10,035	—	—	10,035
Cash	65,016	—	—	65,016
	$85,226	$1	$(4)	$85,223
Amounts included in cash and cash equivalents	$75,326	$—	$—	$75,326
Amounts included in short-term investments	9,900	1	(4)	9,897
	$85,226	$1	$(4)	$85,223

As of March 31, 2012 and December 31, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Cash equivalents were $11.3 million and $10.3 million as of March 31, 2012 and December 31, 2011, respectively.

6. Acquisitions

Caretools, Inc. — In connection with the acquisition of Caretools, Inc. on June 23, 2009, the Company recorded contingent consideration of $1.3 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating Caretools’ technology.

As a result of the Company’s decision to pursue strategic alternatives for the EHR business, the Company recorded an impairment charge to write down the carrying value of the contingent consideration liability associated with the EHR business to an estimated fair value of zero during the fourth quarter of 2011. The change in the fair value of the contingent consideration was primarily due to revised estimates of revenues to be derived from the acquired technologies of Caretools, Inc. As of December 31, 2011, the fair value of the contingent consideration liability was zero due to forecasted revenues of zero for the EHR business.

MedCafe Inc. — In connection with the acquisition of MedCafe on February 1, 2010, the Company recorded contingent consideration of $14.8 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating MedCafe technology. In 2011, the Company recorded a decrease in the contingent consideration liability resulting in a gain of approximately $5.9 million for the year ended December 31, 2011. The change in the fair value of the contingent consideration was due primarily to an agreement with the sellers in the second quarter of 2011 to settle the liability for $6.4 million.

7. Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated		Carrying
	Amount	Amortization	Amount	Amount	Amortization	Impairment	Amount
Technology	$11,332	$5,953	$5,379	$11,780	$5,015	$448	$6,317
Client relationships	34	34	—	60	34	26	—
Trademarks and trade name	41	36	5	50	31	9	10
Non-compete agreement	867	488	379	870	423	3	444
	$12,274	$6,511	$5,763	$12,760	$5,503	$486	$6,771

Amortization of intangible assets was $1.0 million for both the three months ended March 31, 2012 and 2011, respectively. Amortization of the acquired intangible assets is reflected in cost of revenues. Amortization for the years ending December 31, 2012 and 2013 is expected to be approximately $4.0 million and $2.8 million, respectively.

8. Income Taxes

For the three months ended March 31, 2012, the Company recorded an income tax benefit of approximately $0.8 million, of which $0.1 million was allocated to continuing operations, with the balance of $0.7 million allocated to discontinued operations. For the three months ended March 31, 2011, the Company recorded an income tax benefit of $0.8 million, which was comprised of a tax provision of approximately $0.2 million allocated to continuing operations and a tax benefit of $1.0 million allocated to discontinued operations. The income tax benefit during the three months ended March 31, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision during the three months ended March 31, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

As of March 31, 2012, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next 12 months.

9. Commitments and Contingencies

Operating Leases

Rent expense for the three months ended March 31, 2012 and 2011 was $0.6 and $0.7 million, respectively.

The Company leases two office spaces in New Jersey, one in San Mateo, California, and one in Durham, North Carolina under non-cancellable operating leases which expire in December 2012, March 2014, December 2014 and December 2014, respectively. Future minimum lease payments under these leases as of March 31, 2012 are as follows (in thousands):

Operating
Years Ending December 31,	Leases
2012 (remaining 9 months)	$2,146
2013	2,565
2014	1,938
$6,649

Minimum Royalty and Content License Fee Commitments

The Company’s royalty and license fee expenses consist of fees that the Company pays to branded content owners for the use of their intellectual property. Royalty and license fee expenses are expensed as incurred.

Typically, the terms of the Company’s royalty agreements call for the Company to pay the content owner either a percentage of sales of subscription products that use such content or are based upon the number of users of subscription products that use such content. However, certain royalty agreements require payment to content owners only after funds are received from the Company’s customers. Payments are due within 30-45 days of the designated royalty period, which is typically either three or six months. Royalty agreements require the Company to report subscription sales data as well as data regarding the number of users for subscription products that use such data. Royalty agreements may initially be signed for multi-year terms, typically two to four years, but convert to automatically renewable one-year agreements after the initial contract term expires.

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

Actual royalty expense under such agreements was $1.1 million for both the three months ended March 31, 2012 and 2011. Future minimum payments under various royalty and license fee agreements with vendors as of March 31, 2012 are as follows (in thousands):

Years Ending December 31,	Royalty and Content License Fee Commitments
2012 (remaining 9 months)	$3,466
2013	2,642
2014	1,318
$7,426

Other Commitments

The Company has contracts with individuals and firms to provide product development and content development work and other consulting services. The contracts are terminable without cause by Epocrates subject to 15 days prior notice, and therefore the Company’s obligation under these contracts is limited to estimated fees, as outlined in each contract, for 15 days. Epocrates’ obligation under these commitments was $.02 million as of March 31, 2012. The Company expects to pay such fees during the second quarter of 2012.

Subscription Cancellation Reserve

If a paid user is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company will provide a full refund. Refunds made by the Company under this obligation have not been material during the periods presented and have been within management’s expectations. The Company maintains a reserve for estimated future returns based on historical data. The provision for estimated future returns is included in other accrued liabilities.

Legal Matters

On February 25, 2011, the Company received a letter from the SEC informing it that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to the Company’s expert network services, including its relationship with Hudson Street Services, a Goldman, Sachs & Co. business. On January 5, 2012, the Company received a letter from the SEC notifying the Company that the SEC had terminated its inquiry regarding Epocrates’ expert network services and that no enforcement action has been recommended.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, balance sheet or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of March 31, 2012 or December 31, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited;

however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the balance sheet as of March 31, 2012 or December 31, 2011.

Other Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Equity Award Plans and Stock-Based Compensation

In August 1999, the Company’s Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (“1999 Plan”). In May 2009, the Board of Directors adopted and the stockholders approved, an amendment and restatement of the 1999 Plan, the 2008 Equity Incentive Plan (“2008 Plan”). In July 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (“2010 Plan” and together with the 1999 Plan and the 2008 Plan, the “Plans”). The 2010 Plan was most recently amended by the Board of Directors on December 22, 2010 and was approved by the Company’s stockholders on January 5, 2011. The 2010 Plan became effective upon the completion of the IPO. Awards granted after May 2009 but before the adoption of the 2010 Incentive Plan continue to be governed by the 2008 Plan. All outstanding stock awards granted prior to May 2009 continue to be governed by the terms of the Company’s 1999 Plan.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, directors and consultants. ISOs and NQSOs are granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors. Stock options granted to employees generally have a contractual term of 10 years and vest over five years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the 48-month period thereafter.

The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan will automatically be increased annually on January 1st of each year, starting on January 1, 2012 and continuing through January 1, 2014, by the lesser of (a) four percent (4%) of the total number of shares of common stock outstanding on the last day of the preceding calendar year, (b) 1,965,000 shares of common stock or (c) a number determined by the Company’s Board of Directors that is less than (a) or (b).

A summary of activity under the Plans is as follows (in thousands, except weighted average exercise price):

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Balances, January 1, 2012	4,684	$10.85	5.32	$4,318
Granted	1,271	9.03
Forfeited, cancelled or expired	(562)	10.73
Exercised	(247)	3.82
Balances, March 31, 2012	5,146	$10.75	6.75	$3,538

Options vested and expected to vest at March 31, 2012	4,679	$10.77	6.48	$3,511
Options exercisable at March 31, 2012	2,848	$10.39	4.80	$3,439

The following table summarizes all RSU activity for the three months ended March 31, 2012 (in thousands):

		Weighted
		Average
	Number of	Remaining	Aggregate
	RSUs	Contractual	Intrinsic
	Outstanding	Life (in years)	Value

Balances at January 1, 2012	137	1.74	$1,072
Awarded	—
Released	(10)
Forfeited or cancelled	(7)
Balances at March 31, 2012	120	1.76	$1,032

RSUs vested and expected to vest at March 31, 2012	100	1.76	$694

The following table summarizes all stock-based compensation charges for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$1,449	$2,295
Stock-based compensation associated with outstanding repriced options	20	512
Total stock-based compensation	$1,469	$2,807

Stock-based compensation expense for the three months ended March 31, 2011 includes a charge of approximately $0.5 million relating to modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the three months ended March 31, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and RSUs. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	—	—
Expected volatility	58%	50%
Risk-free interest rate	0.81% - 1.09%	1.97% - 2.14%
Expected life of options (in years)	4.5	4.75
Weighted-average grant date fair value	$4.28	$9.65

11. Stockholders’ Equity

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

An Amended and Restated Certificate of Incorporation for a 1-for-0.786 reverse split approved by the Company’s Board of Directors on November 18, 2010 was filed with the Delaware Secretary of State on January 28, 2011 and was effected upon the closing of the IPO. All information related to common stock, stock options, RSUs and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the reverse split.

Preferred Stock

Prior to the closing of the IPO, the Company had three outstanding series of convertible preferred stock. Upon the consummation of the IPO, the outstanding shares of preferred stock were converted into an aggregate of 11,089,201 shares of common stock. At March 31, 2012 and 2011, the Company had no preferred shares outstanding. From the proceeds of the IPO, aggregate cumulative dividends of approximately $29.6 million were paid in full to the holders of the Company’s Series B preferred stock.

In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. Upon the consummation of the IPO, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity.

12. Related Party Transactions

The Company recorded revenue from two advertising agencies whose parent company’s Chief Executive Officer is a member of the Company’s Board of Directors. The Company recorded revenue from these entities of approximately $0.8 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. There were accounts receivable from these entities of approximately $1.0 million as of both March 31, 2012 and December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011, or fiscal year 2011, included in our Annual Report on Form 10-K for fiscal year 2011, or 2011 Annual Report on Form 10-K. References to “Epocrates,” “we,” “our” and “us” are to Epocrates, Inc. unless otherwise specified or the context otherwise requires.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II — Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview

Epocrates is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Our user network consists of over one million healthcare professionals, including approximately 330,000, or over 50% of, U.S. physicians. Epocrates’ portfolio features top-ranked medical applications, including the industry’s #1 used mobile drug reference, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique physician platform are referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple, Android and BlackBerry.

Recent Developments

In early 2012, management determined that the forecasted revenues from and the projected subscribers for the Epocrates Electronic Health Record, or EHR, product had not materialized and that the costs to develop, continue to enhance and support the EHR product had a significant adverse effect on our operating margin in 2011 and would likely continue to have such an adverse effect for the foreseeable future. On February 24, 2012, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. The Board of Directors made this determination in order to focus Epocrates’ efforts on its core business, Subscriptions and Interactive Services, and due to the future uncertainty and ongoing investment required for the EHR product. Epocrates is exploring strategic alternatives for the EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth fiscal quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge was recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

Upon the approval, we met the requirements for reporting the EHR segment as discontinued operations, and the results of this segment are recorded in Loss from Discontinued Operations, net of tax on our Condensed Consolidated Statements of Comprehensive Loss. Prior period results have been revised to conform to the current period presentation.

Financial Operations Overview

We generate revenue by providing healthcare companies with interactive services to communicate with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. For the three months ended March 31, 2012, we recorded total revenues, net of $27.5 million, a decrease of $1.6 million, or 6%, from the three months ended March 31, 2011.

Our users pay for one or two year subscriptions of our premium products upfront. This amount is deferred and recognized ratably over the term of the subscription. Typically, interactive services clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. The amounts collected are deferred and recognized as services are delivered.

Our client base is located almost entirely within the U.S. For the quarter ended March 31, 2012, we had one client that accounted for approximately 12% of total revenues, net. For the quarter ended March 31, 2011, no single client accounted for more than 10% of total revenues, net. There was one client that accounted for more than 10% of accounts receivable, net and one client that accounted for more than 15% of accounts receivable, net at March 31, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

We invested significant development and marketing resources during 2011 to develop and deliver new products. Specifically, we recorded $2.5 million in sales and marketing and research and development expenses related to the EHR product during the three months ended March 31, 2011. This investment of resources had an adverse effect on our operating margin for the quarter ended March 31, 2011. As mentioned above, our Board of Directors, through its Audit Committee, has since approved the discontinuation of our EHR offering and the results of our EHR operating segment are classified as discontinued operations for the three months ended March 31, 2012. Prior period results have been revised to conform to the current period presentation.

Our operating margin was 4.6% for the three months ended March 31, 2012 and 1.1% for the three months ended March 31, 2011. These calculations exclude the results of the EHR segment, which is now reported as discontinued operations. Our operating margin, prior to the EHR segment classification as discontinued operations, calculated using amounts disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2011, was (6.8)%.

Total cash, cash equivalents and short-term investments at March 31, 2012 were $81.6 million, a decrease of $3.6 million, or 4%, compared to December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management.

There have been no significant changes in our critical accounting policies during the quarter ended March 31, 2012 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%

Total revenues, net	$27,531	$29,177	$(1,646)	(6)%
Total cost of revenues	10,287	9,390	897	10%
Gross profit	17,244	19,787	(2,543)	(13)%
Operating expenses:
Sales and marketing	6,082	7,121	(1,039)	(15)%
Research and development	4,921	5,020	(99)	(2)%
General and administrative	4,986	6,257	(1,271)	(20)%
Facilities exit costs	—	560	(560)	*
Change in fair value of contingent consideration	—	506	(506)	*
Total operating expenses	15,989	19,464	(3,475)	(18)%
Income from operations	1,255	323	932	*
Interest income	6	28	(22)	(79)%
Other income, net	1	2	(1)	(50)%
Income before income taxes	1,262	353	(909)	*
Benefit from (provision for) income taxes	141	(152)	293	*
Income from continuing operations	1,403	201	1,202	*
Loss from discontinued operations, net of tax	(2,841)	(1,326)	(1,515)	*
Net loss	$(1,438)	$(1,125)	$(313)	28%

*  Changed by 100% or more.

In 2011, we had two reportable segments: Subscriptions and Interactive Services and EHR. On February 24, 2012, the Audit Committee of our Board of Directors, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR product. In the first quarter of 2012, we qualified for discontinued operations presentation under GAAP, and at such time, the EHR operating segment results were reported in loss from discontinued operations on our condensed consolidated statements of comprehensive loss. Prior period amounts have been revised in order to conform to the current period presentation.

Revenues

We generate revenue by providing healthcare companies with interactive services to engage with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. Revenues from our Subscriptions and Interactive Services for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,		Decrease	Decrease
	2012	2011	$	%
Subscriptions	$4,676	$6,209	$(1,533)	(25)%
Interactive Services	22,855	22,968	(113)	—%
	$27,531	$29,177	$(1,646)	(6)%

Subscriptions. The decrease in subscriptions revenue of $1.5 million was primarily due to recognition of additional revenue of $1.1 for unused license codes upon expiration of contracts in the first quarter of 2011 which did not occur in the first quarter of 2012, as well as a $0.2 million decrease in iTunes App Store sales. We expect the percentage of users who pay for a subscription to remain unchanged or even decrease over time. As a result, we expect subscription revenue from our premium products to decrease and to decrease as a percentage of total revenue in the future.

Interactive Services.  Interactive services revenue remained relatively unchanged from the same period in the prior year, as a $0.4 million increase in market research services was offset by decreases of $0.3 million in formulary hosting services and $0.2 million in pharmaceutical revenues. The $0.2 million decrease in pharmaceutical revenues is largely attributable to a decline of $0.3 million in EssentialPoints revenue due to a reduced number of activities in the first quarter of 2012 compared with the first quarter of 2011.

Cost of revenues

Cost of revenues consists of the costs related to providing services to clients which include salaries and related personnel expenses, stock-based compensation, service support costs, payments to participants for market research surveys we conduct for our clients, third-party royalties and allocated overhead. Third-party royalties consist of fees paid to branded content owners for the use of their intellectual property in our premium drug and reference products. Allocated overhead represents expenses such as rent, occupancy charges and information technology costs that we allocate to all departments based on headcount. We also allocate depreciation and amortization expense to cost of revenues.

The following is a breakdown of cost of revenues related to subscriptions and interactive services for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
Subscriptions	$1,949	$2,043	$(94)	(5)%
Interactive Services	8,338	7,347	991	13%
	$10,287	$9,390	$897	10%

Subscriptions. Cost of subscriptions revenue decreased by an insignificant amount for the three months ended March 31, 2012 versus the same period in 2011. As a percentage of subscriptions revenue, cost of subscriptions revenues was 42% for the quarter ended March 31, 2012 versus 33% for the quarter ended March 31, 2011. The increase in cost of subscriptions revenues as a percentage of subscriptions revenue is due to the decline in subscriptions revenue from the same period in the prior year as a result of the recognition of revenue on an unusually high number of unused license code expirations during the first quarter of 2011.

Interactive Services. Cost of interactive services revenue increased approximately $1.0 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increases of $0.4 million in fulfillment and research services associated with our mSampling and DocAlert product offerings, $0.3 million in increased co-location consulting costs and employee-related expenses as a result of hiring three new members of management and $0.3 million in honoraria expenses as a result of higher market research activity in the first quarter of 2012. Cost of interactive services revenue as a percentage of interactive services revenue was 36% and 32% for the three months ended March 31, 2012 and 2011, respectively.

Sales and marketing expense

Sales and marketing expense primarily consists of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead.

Sales and marketing expense decreased approximately $1.0 million, or 15%, for the three months ended March 31, 2012 versus the same period in 2011. This decrease was primarily due to a $0.6 million reduction in sales commissions as a result of lower sales and a $0.5 million reduction in stock compensation expense. Sales and marketing expense as a percentage of total revenues, net declined from 24% for the three months ended March 31, 2011 to 22% for the three months ended March 31, 2012.

Research and development expense

Research and development expense primarily consists of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense decreased approximately $0.1 million, or 2%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to decreased consulting and temporary professional fees of $0.3 million offset by increased salary and other employee-related compensation of $0.2 million. As a percentage of total revenues, net, research and development expense for the three months ended March 31, 2012 and 2011 was 18% and 17%, respectively.

General and administrative expense

General and administrative expense primarily consists of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense decreased $1.3 million, or 20%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to a decrease in employee compensation of $0.8 million (which includes stock-based compensation of $0.6 million) and a decrease of $0.2 million in recruiting and other employee-related expenses.  The $0.6 million decrease in stock-based compensation was primarily due to additional stock compensation expense in the three months ended March 31, 2011 that was recorded in connection with the modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the first quarter of 2011 and the change in the fair value of outstanding repriced stock options, which are subject to variable accounting.

General and administrative expense as a percentage of total revenues, net for the three months ended March 31, 2012 and 2011 was 18% and 21%, respectively.

Facilities exit costs

We recorded a charge of approximately $0.6 million in the three months ended March 31, 2011 relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non-cancellable lease with the landlord, which does not expire until the end of fiscal 2012 and therefore we will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sub-lease rentals that could be reasonably obtained for the property.

Change in fair value of contingent consideration

The decrease in the change in fair value of contingent consideration for the three months ended March 31, 2012 as compared to March 31, 2011 is due to the absence of contingent consideration as a result of the agreement reached with the sellers of MedCafe Inc. in the second quarter of 2011 and as a result of the EHR-related impairment charge recorded for Caretools, Inc. in the fourth quarter of 2011.

Benefit from (provision for) income taxes

For the three months ended March 31, 2012, we recorded an income tax benefit of approximately $0.8 million, of which $0.1 million was allocated to continuing operations, with the balance of $0.7 million allocated to discontinued operations. For the three months ended March 31, 2011, we recorded an income tax benefit of $0.8 million, which was comprised of a tax provision of approximately $0.2 million allocated to continuing operations and a tax benefit of $1.0 million allocated to discontinued operations. The income tax benefit during the three months ended March 31, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision during the three months ended March 31, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

At March 31, 2012, our estimated annual effective tax rate was approximately 28%. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to Incentive Stock Options, or ISOs, and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISOs by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our estimated annual effective tax rate could materially change if there are a significant number of disqualifying dispositions of ISOs during the period.

Non-GAAP Financial Measures

Adjusted EBITDA is an unaudited number and represents net income before income and expenses unrelated to core business activities, such as interest income, other income, net and (benefit from) provision for income taxes; non-recurring income and expenses, such as change in fair value of contingent consideration; and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to the core business, stock-based compensation and other expenses.

Adjusted EBITDA is not a measure of operating performance or liquidity calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, our results of operations presented on a GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our consolidated statements of cash flows present our cash flow activity in accordance with GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

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

•                  in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

•                  as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011

Net loss, as reported	$(1,438)	$(1,125)
Loss from discontinued operations, net of tax	(2,841)	(1,326)
Net income from continuing operations	$1,403	$201

Add: (Income) expenses unrelated to core business activities
Interest income	(6)	(28)
Other (income) expense, net	(1)	(2)
(Benefit from) provision for income taxes	(141)	152

Add: Non-recurring and non-cash charges (income)
Depreciation and amortization expense (including intangible assets) related to core business	1,956	2,018
Stock-based compensation	1,458	2,807
Change in fair value of contingent consideration (1)	—	506
Facilities exit costs	—	560
Other	—	112

Adjusted EBITDA	$4,669	$6,326

(1)          For the three months ended March 31, 2011, represents an expense of $506 from the write-down of the contingent consideration liability related to an earn-out agreement with the sellers of Caretools, Inc., a company that Epocrates acquired in 2010.

Note: prior period amounts have been revised to conform to the current period presentation.

The decrease in adjusted EBITDA for the first quarter of 2012 was primarily attributable to decreased revenue coupled with an increase in cost of revenue, offset by lower operating expenses compared to the first quarter of 2011.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2012 consisted of cash, cash equivalents and short-term investments of $81.6 million compared to $85.2 million at December 31, 2011. We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of clients at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our clients and us.

Operating activities

Cash used in operating activities was $2.8 million for the three months ended March 31, 2012 compared with cash provided by operating activities of $6.3 million for the three months ended March 31, 2011. The decrease in operating cash flows for the three months ended March 31, 2012 was primarily driven by decreases of $4.6 million in deferred revenue due to higher billings in the first quarter of 2011 which were a result of contracts that were signed in late 2010 and $2.3 million in other accrued liabilities and payables, largely due to bonuses that were accrued at December 31, 2011 but were paid out during the first quarter of 2012. In the prior year, the bonus accrual was recorded during the first quarter of 2011.

Investing activities

We had net cash used in investing activities of $0.7 million for the three months ended March 31, 2012 versus net cash provided by investing activities of $0.2 million for the comparable period in 2011. The decrease in cash flows from investing activities is primarily due to a net decrease of $1.9 million in available-for-sale investment activity, which was partially offset by a $1.0 million increase due to lower purchases of property and equipment. The net decrease in available-for-sale investments is attributed to a decrease of $5.9 million as a result of decreased maturities and sales of short-term investments, which was partially offset by a cash inflow of $4.0 million due to lower purchases of investments.

The following table summarizes our investments in cash, cash equivalents and short-term investments as of March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Cash	$61,427	$48,348
Cash equivalents	11,338	29,071
Short-term investments	8,878	15,756
Total cash, cash equivalents and short-term investments	$81,643	$93,175
Unrealized loss on available-for-sale securities	$(2)	$—

Capital expenditures and capitalized internal use software were $1.7 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.

Financing activities

Cash provided by financing activities was $0.9 million in the three months ended March 31, 2012 compared to $34.9 million of cash provided by financing activities in the three months ended March 31, 2011. The $34.0 million decrease in cash provided by financing activities in the three months ended March 31, 2012 was primarily a result of a net cash inflow of $34.6 million in the three months ended March 31, 2011 due to $64.2 million of proceeds from the issuance of common stock under our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock.

Contractual Obligations

Our contractual obligations at March 31, 2012 and the effects that such obligations are expected to have on future liquidity and cash flows have not changed significantly since December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

Indemnification

See Note 9 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 25, 2011, we received a letter from the SEC informing us that the SEC was conducting an investigation and attaching a subpoena for certain information and documents related to our expert network services, including our relationship with Hudson Street Services, a Goldman, Sachs & Co. business. On January 5, 2012, the Company received a letter from the SEC notifying the Company that the SEC had terminated its inquiry regarding Epocrates’ expert network services and that no enforcement action has been recommended.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

Our risk factors have not changed materially from those set forth in our 2011 Annual Report on Form 10-K filed with the SEC on March 19, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our IPO. As a result of our IPO and the exercise of the overallotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62.2 million after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our IPO of approximately $3.0 million. The net proceeds were used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance being used for general corporate purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 5. Other Information

As previously disclosed, as a result of Peter Brandt’s appointment as Interim President and Chief Executive Officer and departure from the Audit Committee, we were not in compliance with the Audit Committee composition requirements of NASDAQ Listing Rule 5605(c)(2)(A), which requires at least three independent members of the Board of Directors to serve on the Audit Committee. In order to not be delisted from NASDAQ, we were required to cure this deficiency on or before May 14, 2012, six months from when Mr. Brandt became the Interim President and Chief Executive Officer and stepped down from the Audit Committee. Effective as of May 1, 2012, Mark A. Wan was appointed to the Audit Committee. After review of all relevant identified transactions or relationships between Mr. Wan, or any of his family members, and Epocrates, its senior management and its independent auditors, our Board of Directors has affirmatively determined that Mr. Wan is an independent director within the meaning of the applicable NASDAQ listing standards. Therefore, as of May 1, 2012, the Audit Committee is comprised of at least three independent members of the Board of Directors, in compliance with the Audit Committee composition requirements of NASDAQ Listing Rule 5605(c)(2)(A).

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epocrates, Inc.

By:	/s/ ANDREW HURD	By:	/s/ PATRICK D. SPANGLER
	ANDREW HURD,		PATRICK D. SPANGLER,
	President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 11, 2012

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen common stock certificate.

4.2(3)	Form of Warrant to purchase Series B convertible preferred stock.

10.1(4)	Offer Letter, dated March 22, 2012, by and between Registrant and Andrew Hurd.

10.2(5)	2012 Bonus Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as Exhibit 3.1 to our Annual Report on Form 10-K (Reg. No. 001-35062) with the SEC on March 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(3)	Filed as the like-described exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(4)	Filed as the Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2012 (Reg. No. 001-35062), and incorporated herein by reference.

(5)	As described in Item 5.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012 (Reg. No. 001-35062), and incorporated herein by reference.