Form 10-Q
period 2012-06-30
EPOCRATES INC
filed 2012-08-14
CIK 1096738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of August 13, 2012 was 24,783,151.

EPOCRATES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(in thousands, except for par value)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$72,237	$75,326
Short-term investments	9,695	9,897
Accounts receivable, net of allowance for doubtful accounts of $71 and $85, respectively	22,371	22,748
Deferred tax asset	7,390	7,390
Prepaid expenses and other current assets	4,719	3,218
Total current assets	116,412	118,579
Property and equipment, net	8,240	7,283
Deferred tax asset	631	1,280
Goodwill	17,959	17,959
Other intangible assets, net	4,762	6,771
Other assets	333	352
Total assets	$148,337	$152,224
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,406	$3,282
Deferred revenue	44,133	46,429
Other accrued liabilities	8,144	9,600
Total current liabilities	54,683	59,311
Deferred revenue, less current portion	7,399	8,088
Other liabilities	1,521	1,893
Total liabilities	63,603	69,292
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 24,761 and 24,370 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	25	24
Additional paid-in capital	132,879	129,238
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(48,165)	(46,328)
Total stockholders’ equity	84,734	82,932
Total liabilities and stockholders’ equity	$148,337	$152,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscription revenues	$4,751	$6,094	$9,427	$12,303
Interactive services revenues	22,073	21,766	44,928	44,734
Total revenues, net	26,824	27,860	54,355	57,037

Cost of subscription revenues	1,749	1,800	3,698	3,843
Cost of interactive services revenues	9,200	7,968	17,538	15,315
Total cost of revenues	10,949	9,768	21,236	19,158
Gross profit	15,875	18,092	33,119	37,879

Operating expenses:
Sales and marketing	6,711	6,482	12,793	13,602
Research and development	5,364	5,055	10,128	10,075
General and administrative	5,234	5,908	10,220	12,165
Facilities exit costs	—	58	—	618
Gain on settlement and change in fair value of contingent consideration	—	(6,439)	—	(5,933)
Total operating expenses	17,309	11,064	33,141	30,527
(Loss) income from operations	(1,434)	7,028	(22)	7,352
Interest income	5	23	11	51
Other (expense) income, net	(2)	177	(1)	179
(Loss) income before income taxes	(1,431)	7,228	(12)	7,582
Benefit from (provision for) income taxes	147	(2,998)	288	(3,150)
(Loss) income from continuing operations	(1,284)	4,230	276	4,432
Gain (loss) from discontinued operations, net of tax (includes proceeds from sale of component technology of $1.3 million)	885	(837)	(2,113)	(2,165)
Net (loss) income	$(399)	$3,393	$(1,837)	$2,267
Unrealized losses on available-for-sale securities, net	(2)	—	(3)	—
Comprehensive (loss) income	$(401)	$3,393	$(1,840)	$2,267

Net (loss) income attributable to common stockholders – basic and diluted	$(399)	$3,393	$(1,837)	$1,973

Net (loss) income per share – basic
Continuing operations	$(0.05)	$0.18	$—	$0.20
Discontinued operations, net of tax	0.03	(0.04)	(0.08)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.14	$(0.08)	$0.10

Net (loss) income per share – diluted
Continuing operations	$(0.05)	$0.17	$—	$0.19
Discontinued operations, net of tax	0.03	(0.04)	(0.08)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.13	$(0.08)	$0.09

Weighted average common shares outstanding – basic	24,895	23,411	25,151	20,641
Weighted average common shares outstanding – diluted	25,243	25,838	25,570	23,006

The accounts below include stock-based compensation of the following amounts:

Cost of revenues	$50	$44	$99	$151
Sales and marketing	189	370	391	1,117
Research and development	165	139	363	530
General and administrative	784	970	1,793	2,532
Discontinued operations	63	—	74	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,837)	$2,267
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	2,720	4,330
Depreciation and amortization	1,954	2,024
Amortization of intangible assets	2,009	2,059
Loss on write-off of property and equipment	—	99
Allowance for doubtful accounts and sales returns reserve	(14)	270
Facilities exit costs	—	618
Gain on settlement and change in fair value of contingent consideration	—	(6,074)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	391	1,796
Deferred tax asset, current and non-current	238	—
Prepaid expenses and other assets	(1,482)	695
Accounts payable	(1,074)	(1,627)
Deferred revenue	(2,985)	716
Other accrued liabilities and other payables	(2,088)	(2,606)
Net cash (used in) provided by operating activities	(2,168)	4,567
Cash flows from investing activities:
Purchase of property and equipment	(2,401)	(6,028)
Purchase of short-term investments	(5,149)	(13,727)
Sale of short-term investments	(2)	500
Maturity of short-term investments	5,350	13,400
Net cash used in investing activities	(2,202)	(5,855)
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,189
Payment and settlement of contingent consideration	—	(6,871)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)
Proceeds from exercise of common stock options	1,281	489
Net cash provided by financing activities	1,281	28,221
Net (decrease) increase in cash and cash equivalents	(3,089)	26,933
Cash and cash equivalents at beginning of period	75,326	35,987
Cash and cash equivalents at end of period	$72,237	$62,920
Non-Cash Investing and Financing Activities:
Unrealized loss on available-for-sale securities, net of tax effect	(1)	—
Accrued purchase of property and equipment and other assets	458	543
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Reclassification of costs of issuance of common stock from prepaid expenses and other current assets	—	2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Epocrates, Inc. ("Epocrates" or the “Company”) was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc., and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

The Company is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Most commonly used on mobile devices, the Company’s products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company’s interactive services, it provides the healthcare industry, primarily pharmaceutical companies, opportunities to engage with its user network through delivery of targeted information and to conduct market research.

Initial Public Offering (“IPO”)

On February 1, 2011, the Company’s registration statement on Form S-1 (File No. 333-168176) was declared effective for its IPO, pursuant to which it registered the offering and sale of 5,360,000 shares of common stock at a public offering price of $16.00 per share and an aggregate offering price of $85.8 million, of which 3,574,285 shares were sold by the Company for an aggregate offering price of $57.2 million, and 1,785,715 shares were sold by the selling stockholders for an aggregate offering price of $28.6 million. On February 3, 2011, the over-allotment option of 804,000 shares was exercised at a price of $16.00 per share for an aggregate of $12.9 million, all of which were sold by the Company, and the offering was completed with all of the shares subject to the registration statement having been sold.

As a result of the Company’s IPO and the exercise of the over-allotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $62.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other expenses associated with its IPO of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC on March 19, 2012. The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal, recurring adjustments, necessary for the fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period.

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

The Company’s revenue and accounts receivable are derived primarily from clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) within the U.S. For the three months and six months ended June 30, 2012, one client accounted for more than 10% of total revenues. For the three and six months ended June 30, 2011, no single client accounted for more than 10% of total revenues.

The Company performs a regular review of its clients’ payment histories and associated credit risks and does not require collateral from its clients. The Company has not historically experienced significant credit losses from its accounts receivable. There were two clients that accounted for more than 10% of accounts receivable, net, one of which accounted for 15% of accounts receivable, net as of June 30, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company previously capitalized software development costs upon technical feasibility for the electronic health record (“EHR”) solution until it announced its decision to discontinue the EHR business. Capitalized costs incurred in the first quarter of 2012 up until the date of the announcement were reclassified to loss from discontinued operations in the Company’s condensed consolidated statements of comprehensive (loss) income.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended June 30, 2012 and

2011, the Company capitalized $0.8 million and $0.9 million, respectively, of software development costs related to software for internal use and website development costs. For the six months ended June 30, 2012 and 2011, the Company capitalized $1.4 million and $1.7 million, respectively, of software development costs related to software for internal use and website development costs. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.4 million for the three months ended June 30, 2012 and $0.6 million for the three months ended June 30, 2011. Amortization of software developed for internal use was $0.8 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company vacated the East Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non-cancellable lease with the landlord which does not expire until the end of fiscal year 2012. The Company was, therefore, liable to make monthly lease payments under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property. The Company recorded a charge of approximately $0.6 million in the six months ended June 30, 2011 relating to the East Windsor facility exit costs.

Segment Information

Previously, the Company had two reportable segments: Subscriptions and Interactive Services, and EHR. On February 24, 2012, the Audit Committee of the Board of Directors of the Company, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. Upon the approval, the Company qualified for discontinued operations presentation under GAAP, and at such time, the EHR results were reported in loss from discontinued operations on the Company’s condensed consolidated statements of comprehensive (loss) income. Prior period amounts have been revised in order to conform to the current period presentation. Substantially all of the Company’s revenues and all of the Company’s long-lived assets are located in the U.S.

3. Net (Loss) Income Per Share

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

In accordance with U.S. GAAP, the Company does not include dilutive securities in its calculations of per share loss from continuing operations, discontinued operations, net of tax, and net loss attributable to common stockholders. Accordingly, the denominator used in these calculations is the weighted average number of common shares outstanding – basic.

The following table presents the calculations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(1,284)	$4,230	$276	$4,432
Gain (loss) from discontinued operations, net of tax	885	(837)	(2,113)	(2,165)
Net (loss) income	$(399)	$3,393	$(1,837)	$2,267
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	—	—	—	294
Net (loss) income attributable to common stockholders	$(399)	$3,393	$(1,837)	$1,973
Denominator:
Weighted average number of common shares outstanding – basic	24,895	23,411	25,151	20,641
Weighted average number of common shares outstanding – diluted	25,243	25,838	25,570	23,006
Net (loss) income per share – basic
Continuing operations	$(0.05)	$0.18	$—	$0.20
Discontinued operations	0.03	(0.04)	(0.08)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.14	$(0.08)	$0.10
Net (loss) income per share – diluted
Continuing operations	$(0.05)	$0.17	$—	$0.19
Discontinued operations	0.03	(0.04)	(0.08)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.13	$(0.08)	$0.09

For the three and six months ended June 30, 2012 and 2011, the following securities were not included in the calculation of fully diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average common stock warrants	17	—	17	3
Weighted average outstanding unexercised options and RSUs	4,522	118	4,208	79
Weighted average mandatorily redeemable convertible preferred stock	—	—	—	1,961
Total weighted average anti-dilutive shares	4,539	118	4,225	2,043

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. A three-level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and the basis of that measurement (in thousands):

As of June 30, 2012	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$11,039	$11,039	$—	$—
Short-term investments (Note 5):
Obligations of U.S. government agencies	7,376	7,376	—	—
Obligations of U.S. corporations	1,995	—	1,995	—
Obligations of Non-U.S. corporations	324	—	324	—
Total short-term investments	9,695	7,376	2,319	—
TOTAL FINANCIAL ASSETS	$20,734	$18,415	$2,319	$—

As of December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$10,035	$10,035	$—	$—
Agency bonds	275	—	275	—
Short-term investments (Note 5):
Obligations of U.S. government agencies	6,219	6,219	—	—
Obligations of U.S. corporations	2,630	—	2,630	—
Obligations of Non-U.S. corporations	1,048	—	1,048	—
Total short-term investments	9,897	6,219	3,678	—
TOTAL FINANCIAL ASSETS	$20,207	$16,254	$3,953	$—

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

During the quarters ended June 30, 2012 and December 31, 2011, there were no transfers between Level 1 and Level 2 fair value instruments.

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

The Company determines the fair value amounts by using available market information. As of June 30, 2012 and December 31, 2011, the average contractual maturity was less than one year and the contractual maturity of any single investment did not exceed 12 months.

As of June 30, 2012 and December 31, 2011, unrealized gains and losses on available-for-sale securities are summarized as follows (in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$7,379	$—	$(3)	$7,376
Obligations of U.S. corporations	1,995	—	—	1,995
Obligations of Non-U.S. corporations	324	—	—	324
Money market funds	11,039	—	—	11,039
Cash	61,198	—	—	61,198
	$81,935	$—	$(3)	$81,932
Amounts included in cash and cash equivalents	$72,237	$—	$—	$72,237
Amounts included in short-term investments	9,698	—	(3)	9,695
	$81,935	$—	$(3)	$81,932

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,219	$1	$(1)	$6,219
Obligations of U.S. corporations	2,633	—	(3)	2,630
Obligations of Non-U.S. corporations	1,048	—	—	1,048
Agency bonds	275	—	—	275
Money market funds	10,035	—	—	10,035
Cash	65,016	—	—	65,016
	$85,226	$1	$(4)	$85,223
Amounts included in cash and cash equivalents	$75,326	$—	$—	$75,326
Amounts included in short-term investments	9,900	1	(4)	9,897
	$85,226	$1	$(4)	$85,223

As of June 30, 2012 and December 31, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Cash equivalents were $11.0 million and $10.3 million as of June 30, 2012 and December 31, 2011, respectively.

6. Acquisitions and Dispositions

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

In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net gain of approximately $0.9 million for the three months ended June 30, 2012 and a net loss of approximately $2.1 million for the six months ended June 30, 2012. The results of operations for the EHR business are recorded in gain (loss) from discontinued operations, net of tax, in the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011. The results of the EHR business for the three months ended June 30, 2012 reflected $0.7 million of expenses primarily related to payroll and severance costs for EHR employees and a tax benefit of $0.1 million. Prior period amounts have been revised to conform to the current period presentation.

The Company's condensed consolidated statements of comprehensive (loss) income for the six months ended June 30, 2012 have been revised from its earnings release on Form 8-K as filed on August 7, 2012 to correct the inclusion of approximately $0.2 million of research and development expenses for EHR employees in continuing operations for the three months ended March 31, 2012. The Company has reclassified such expenses to gain (loss) from discontinued operations for the six months ended June 30, 2012.

MedCafe Inc. In connection with the acquisition of MedCafe on February 1, 2010, the Company recorded contingent consideration of $14.8 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating MedCafe technology. In 2011, the Company recorded a decrease in the contingent consideration liability resulting in a gain of approximately $5.9 million for the year ended December 31, 2011. The change in the fair value of the contingent consideration was primarily due to an agreement with the sellers in the second quarter of 2011 to settle the liability for $6.4 million.

7. Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Technology	$11,332	$6,891	$4,441	$11,780	$5,015	$448	$6,317
Client relationships	34	34	—	60	34	26	—
Trademarks and trade name	41	41	—	50	31	9	10
Non-compete agreement	867	546	321	870	423	3	444
	$12,274	$7,512	$4,762	$12,760	$5,503	$486	$6,771

Amortization of intangible assets was $1.0 million for both the three months ended June 30, 2012 and 2011, respectively, and was $2.0 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of the acquired intangible assets is reflected in cost of revenues. Amortization for the years ending December 31, 2012 and 2013 is expected to be approximately $4.0 million and $2.8 million, respectively.

8. Income Taxes

For the three months ended June 30, 2012, the Company recorded an income tax benefit of approximately $0.3 million, of which $0.2 million was allocated to continuing operations, with the balance of $0.1 million allocated to discontinued operations. For the three months ended June 30, 2011, the Company recorded an income tax provision of $2.5 million, which was comprised of a tax provision of approximately $3.0 million allocated to continuing operations and a tax benefit of $0.5 million allocated to discontinued operations. The income tax benefit during the three months ended June 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision during the three months ended June 30, 2011 reflects the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

For the six months ended June 30, 2012, the Company recorded an income tax benefit of approximately $1.1 million, of which $0.3 million was allocated to continuing operations, with the balance of $0.8 million allocated to discontinued operations. For the six months ended June 30, 2011, the Company recorded an income tax provision of approximately $1.7 million, which was comprised of a tax provision of approximately $3.2 million allocated to continuing operations and a tax benefit of $1.5 million allocated to discontinued operations. The income tax benefit recorded during the six months ended June 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision recorded during the six months ended June 30, 2011 reflected the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

As of June 30, 2012, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next 12 months.

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party alleging that the indemnifying party’s intellectual property infringes upon the intellectual property of the third party, or results from a breach of the indemnifying party’s representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of June 30, 2012 or December 31, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of June 30, 2012 or December 31, 2011.

Contractual Obligations

The Company's contractual cash obligations and commercial commitments as of June 30, 2012 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since December 31, 2011.

10. Equity Award Plans and Stock-Based Compensation

In August 1999, the Company’s Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (“1999 Plan”). In May 2009, the Board of Directors adopted and the stockholders approved, an amendment and restatement of the 1999 Plan, the 2008 Equity Incentive Plan (“2008 Plan”). In July 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (“2010 Plan,” and together with the 1999 Plan and the 2008 Plan, the “Plans”). The 2010 Plan was most recently amended by the Board of Directors on December 22, 2010 and was approved by the Company’s stockholders on January 5, 2011. The 2010 Plan became effective upon the completion of the IPO. Awards granted after May 2009 but before the completion of the IPO continue to be governed by the 2008 Plan. All outstanding stock awards granted prior to May 2009 continue to be governed by the terms of the Company’s 1999 Plan.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, directors and consultants. ISOs and NQSOs are granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors. Stock options granted to employees generally have a contractual term of 10 years and vest over five years of continuous service, with 25% of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75% vesting in equal monthly installments over the 48-month period thereafter.

The number of shares of the Company’s common stock reserved for issuance under the 2010 Plan will automatically be increased annually on January 1st of each year, starting on January 1, 2012 and continuing through January 1, 2014, by the lesser of (a) 4% of the total number of shares of common stock outstanding on the last day of the preceding calendar year, (b) 1,965,000 shares of common stock or (c) a number determined by the Company’s Board of Directors that is less than (a) or (b).

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, January 1, 2012	4,684	$10.85	5.32	$4,318
Granted	1,657	—
Forfeited, cancelled or expired	(1,052)	—
Exercised	(361)	—
Balances, June 30, 2012	4,928	$10.51	6.50	$2,569
Options vested and expected to vest at June 30, 2012	4,417	$10.62	6.15	$2,557
Options exercisable at June 30, 2012	2,800	$10.83	4.40	$2,504

	Number of RSUs Outstanding	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balances at January 1, 2012	137	1.74	$1,072
Awarded	161
Released	(30)
Forfeited or cancelled	(36)
Balances at June 30, 2012	232	2.36	$1,859
RSUs vested and expected to vest at June 30, 2012	161	2.27	$1,293

The following table summarizes all stock-based compensation charges for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1,235	$1,641	$2,684	$3,936
Stock-based compensation associated with outstanding repriced options	16	(118)	36	394
Total stock-based compensation	$1,251	$1,523	$2,720	$4,330

Stock-based compensation expense for the six months ended June 30, 2011 includes a charge of approximately $0.5 million relating to modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the three months ended March 31, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and RSUs. This model requires the input of highly subjective assumptions including the expected term of the stock option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	57%	51%	57%	51%
Risk-free interest rate	0.72%-0.86%	1.87%	0.72%-1.09%	1.87%-2.14%
Expected life of options (in years)	4.5	5.0	4.5	4.75-5.0
Weighted-average grant date fair value	$3.66	$9.47	$4.14	$9.18

11. Related Party Transactions

The Company recorded revenue from two advertising agencies (on behalf of their clients) whose parent company's Chief Executive Officer is a member of the Company's Board of Directors. The Company recorded revenue from these entities of approximately $0.4 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively. There were accounts receivable from these entities of approximately $0.8 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively.

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

Business Overview

Epocrates is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. The Epocrates network consists of more than one million healthcare professionals, including 50% of U.S. physicians, who routinely use its solutions and services. Epocrates’ portfolio includes top-ranked medical applications, such as the industry’s #1 medical application among U.S. physicians, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique physician platform are often referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple, Android and BlackBerry.

We generate revenue by providing clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) with interactive services to engage with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. Our client base is located almost entirely within the U.S. For the three months and six months ended June 30, 2012, one client accounted for more than 10% of total revenues. For the three and six months ended June 30, 2011, no single client accounted for more than 10% of total revenues. There were two clients that accounted for more than 10% of accounts receivable, net, one of which accounted for 15% of accounts receivable, net as of June 30, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

Recent Developments

As previously reported, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ Electronic Health Record, or EHR, business in early 2012. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth fiscal quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge was recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

Upon the Audit Committee's approval, we met the requirements for reporting the EHR segment as discontinued operations for the three months ended March 31, 2012, and the results of this segment are now recorded in gain (loss) from discontinued operations, net of tax on our condensed consolidated statements of comprehensive (loss) income. Prior period results have been revised to conform to the current period presentation.

In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net gain of approximately $0.9 million for the three months ended June 30, 2012 and a net loss of approximately $2.1 million for the six months ended June 30, 2012.

The Company's condensed consolidated statements of comprehensive (loss) income for the six months ended June 30, 2012 have been revised from its earnings release on Form 8-K as filed on August 7, 2012 to correct the inclusion of approximately $0.2 million of research and development expenses for EHR employees in continuing operations for the three months ended March 31, 2012. The Company has reclassified such expenses to gain (loss) from discontinued operations for the six months ended June 30, 2012.

Highlights

•
For the three months ended June 30, 2012, we recorded total revenues of $26.8 million, a decrease of $1.0 million, or 4%, from the three months ended June 30, 2011. For the six months ended June 30, 2012, we recorded total revenues of $54.4 million, a decrease of $2.7 million, or 5%, from the six months ended June 30, 2011. For both periods, the decrease was primarily due to an unusually high number of unused license code expirations for which we recognized revenue in the six months ended June 30, 2012.

•
Net loss was $0.4 million for the three months ended June 30, 2012 versus net income of $3.4 million for the three months ended June 30, 2011. Net loss was $1.8 million for the six months ended June 30, 2012 versus net income of $2.3 million for the six months ended June 30, 2011. The net losses for both the three and six months ended June 30, 2012 were impacted by the gain on settlement and change in fair value of contingent consideration in the six months ended June 30, 2011 combined with decreased revenue and increased cost of revenue in the six months ended June 30, 2012.

•
Net loss per share was $0.02 for the three months ended June 30, 2012 compared to net income per diluted share of $0.13 for the three months ended June 30, 2011. Net loss per share was $0.08 for the six months ended June 30, 2012 compared to net income per diluted share of $0.09 for the six months ended June 30, 2011.

•
Loss from continuing operations was $1.3 million for the three months ended June 30, 2012 versus income from continuing operations of $4.2 million for the three months ended June 30, 2011, with such decrease primarily attributable to a $6.4 million gain on settlement of contingent consideration recognized in the three months ended June 30, 2011. Income from continuing operations was $0.3 million for the six months ended June 30, 2012 versus income from continuing operations of $4.4 million for the six months ended June 30, 2011.

•
Loss from continuing operations per share was $0.05 for the three months ended June 30, 2012 compared to income from continuing operations of $0.17 per diluted share for the three months ended June 30, 2011. Income from continuing operations per diluted share was less than $0.01 per share for the six months ended June 30, 2012 compared to income from continuing operations of $0.19 per diluted share for the six months ended June 30, 2011.

•
Earnings before interest, taxes, non-cash and other items ("adjusted EBITDA"), as defined in the GAAP to non-GAAP reconciliation provided in "Non-GAAP Financial Measures," was $2.2 million for the three months ended June 30, 2012 compared to adjusted EBITDA of $5.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, adjusted EBITDA was $7.1 million compared to $11.7 million for the six months ended June 30, 2011. The decrease in adjusted EBITDA for the three and six months ended June 30, 2012 was primarily attributable to decreased revenue coupled with an increase in cost of revenue compared to the three and six months ended June 30, 2011.

•	Total cash, cash equivalents and short-term investments declined by 4% to $81.9 million at June 30, 2012 compared to $85.2 million at December 31, 2011.

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

There have been no significant changes in our critical accounting policies during the quarter ended June 30, 2012 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues, net	$26,824	$27,860	$54,355	$57,037
Total cost of revenues	10,949	9,768	21,236	19,158
Gross profit	15,875	18,092	33,119	37,879
Operating expenses:
Sales and marketing	6,711	6,482	12,793	13,602
Research and development	5,364	5,055	10,128	10,075
General and administrative	5,234	5,908	10,220	12,165
Facilities exit costs	—	58	—	618
Gain on settlement and change in fair value of contingent consideration	—	(6,439)	—	(5,933)
Total operating expenses	17,309	11,064	33,141	30,527
(Loss) income from operations	(1,434)	7,028	(22)	7,352
Interest income	5	23	11	51
Other (expense) income, net	(2)	177	(1)	179
(Loss) income before income taxes	(1,431)	7,228	(12)	7,582
Benefit from (provision for) income taxes	147	(2,998)	288	(3,150)
(Loss) income from continuing operations	(1,284)	4,230	276	4,432
Gain (loss) from discontinued operations, net of tax	885	(837)	(2,113)	(2,165)
Net (loss) income	$(399)	$3,393	$(1,837)	$2,267

In 2011, we had two reportable segments: Subscriptions and Interactive Services and EHR. On February 24, 2012, the Audit Committee of our Board of Directors, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR product. In the first quarter of 2012, we qualified for discontinued operations presentation under GAAP, and at such time, the EHR operating segment results were reported in loss from discontinued operations on our condensed consolidated statements of comprehensive (loss) income. Prior period amounts have been revised in order to conform to the current period presentation.

Revenues

We generate revenue by providing healthcare companies with interactive services to engage with our network of users and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. Revenues from Subscriptions and Interactive Services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscriptions	$4,751	$6,094	$9,427	$12,303
Interactive Services	22,073	21,766	44,928	44,734
	$26,824	$27,860	$54,355	$57,037

Subscriptions. Subscriptions revenue decreased $1.3 million for the three months ended June 30, 2012 and $2.9 million for the six months ended June 30, 2012. The decrease in subscriptions revenue for both the three and six months ended June 30, 2012 is primarily attributable to the unusually high number of unused license code expirations for which we recognized revenue in the first half of 2011. The difference in unused license code expirations contributed to $1.0 million of the decrease in subscriptions revenue for the three months ended June 30, 2012 and $2.1 million of the decrease for the six months ended June 30, 2012. The decline in subscriptions revenue was additionally impacted by a decrease of approximately $0.2 million in the three months ended June 30, 2012 and approximately $0.4 million in the six months ended June 30, 2012 in iTunes App Store sales, as we decreased our offering of Modality applications from the prior year. We expect the percentage of users who pay for a subscription to remain unchanged or even decrease over time. As a result, we expect subscription revenue from our premium products to decrease in total and as a percentage of revenue in the future.

Interactive Services.  Interactive services revenue increased $0.3 million for the three months ended June 30, 2012 and $0.2 million for the six months ended June 30, 2012. The $0.3 million increase in interactive services revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to a $0.7 million increase in market research services, which was partially offset by a $0.3 million decrease in pharmaceutical revenues. The $0.2 million increase in interactive services revenue for the six months ended June 30, 2012 is the result of a $1.1 million increase in market research services, which was partially offset by a $0.5 million decrease in pharmaceutical revenues and a $0.4 million decrease in formulary hosting revenues. The $0.5 million decrease in pharmaceutical revenues is largely attributable to a $0.6 million decline in EssentialPoints revenue as a result of a reduced number of running activities in the year-to-date.

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

The following is a breakdown of cost of revenues related to subscriptions and interactive services for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscriptions	$1,749	$1,800	$3,698	$3,843
Interactive Services	9,200	7,968	17,538	15,315
	$10,949	$9,768	$21,236	$19,158

Subscriptions. Cost of subscriptions revenue decreased by $0.1 million for both the three and six months ended June 30, 2012 versus the same periods in 2011. As a percentage of subscriptions revenue, cost of subscriptions revenue was 37% for the three months ended June 30, 2012 versus 30% for the three months ended June 30, 2011. Cost of subscriptions revenue was 39% for the six months ended June 30, 2012 versus 31% for the six months ended June 30, 2011. These increases in cost of subscriptions revenue as a percentage of subscriptions revenue is due to the decline in subscriptions revenue from the same period in the prior year as a result of the recognition of revenue on an unusually high number of expired license codes during the first half of 2011.

Interactive Services. Cost of interactive services revenue increased approximately $1.2 million for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increases of $0.5 million in honoraria expenses as a result of higher market research activity in the second quarter of 2012, $0.3 million in increased co-location employee-related expenses as a result of hiring new employees and $0.3 million in fulfillment and partner fees associated with our mSampling and DocAlert product offerings.

Cost of interactive services revenue increased approximately $2.2 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to increases of $0.7 million in honoraria expenses as a result of higher market research activity in the first half of 2012, $0.7 million in fulfillment and partner fees associated with our mSampling and DocAlert product offerings and $0.7 million in increased co-location employee-related expenses as a result of hiring new employees.

Cost of interactive services revenue as a percentage of interactive services revenue was 42% for the three months ended June 30, 2012, 37% for the three months ended June 30, 2011, 39% for the six months ended June 30, 2012 and 34% for the six months ended June 30, 2011.

Sales and marketing expense

Sales and marketing expense primarily consists of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead.

Sales and marketing expense increased approximately $0.2 million, or 4%, for the three months ended June 30, 2012 versus the same period in 2011. This increase was due to a $0.4 million increase in salaries expense as a result of several positions being filled in the three months ended June 30, 2012; this increase was partially offset by a $0.2 million decrease in sales commissions as a result of a revised commission plan for 2012. Sales and marketing expense decreased approximately $0.8 million, or 6%, for the six months ended June 30, 2012 versus the same period in 2011. This decrease was primarily due to a $0.9 million reduction in sales commissions as a result of a revised commission plan for 2012.

Sales and marketing expense as a percentage of total revenues increased from 23% for the three months ended June 30, 2011 to 25% for the three months ended June 30, 2012. Sales and marketing expense as a percentage of total revenues was 24% both the six months ended June 30, 2012 and 2011.

Research and development expense

Research and development expense primarily consists of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased approximately $0.3 million, or 6%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was primarily due to a $0.4 million increase in consulting fees. As a percentage of total revenues, research and development expense was 20% for the three months ended June 30, 2012 and 18% for the three months ended June 30, 2011.

Research and development expense increased approximately $0.1 million, or 1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of total revenues, research and development expense was 19% for the six months ended June 30, 2012 and was 18% for the six months ended June 30, 2011.

General and administrative expense

General and administrative expense primarily consists of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense decreased $0.7 million, or 11%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease was primarily due to a $0.9 million decrease in legal fees, as the three months ended June 30, 2011 included legal fees associated with the SEC subpoena, which was partially offset by a $0.3 million increase in professional fees necessary to comply with the financial statement and internal controls audit requirements for public companies. General and administrative expense as a percentage of total revenues was 20% for the three months ended June 30, 2012 and was 21% for the three months ended June 30, 2011.

General and administrative expense decreased $1.9 million, or 16%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was primarily due to decreases of $0.9 million in legal fees, $0.7 million in stock-based compensation expense and $0.3 million in recruiting expenses. We incurred significant legal and other professional fees during the six months ended June 30, 2011 to support our compliance with the subpoena received in connection with an SEC investigation. The $0.7 million decrease in stock-based compensation was primarily due to additional stock-based compensation expense of $0.5 million in the six months ended June 30, 2011 that was recorded in connection with the modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the first quarter of 2011. General and administrative expense as a percentage of total revenues was 19% for the six months ended June 30, 2012 and was 21% for the six months ended June 30, 2011.

Facilities exit costs

We recorded a charge of approximately $0.6 million in the six months ended June 30, 2011 relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non-cancellable lease with the landlord which does not expire until the end of fiscal 2012 and therefore we will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sub-lease rentals that could be reasonably obtained for the property.

Gain on settlement and change in fair value of contingent consideration

For the three months ended June 30, 2011, gain on settlement and change in fair value of contingent consideration reflects a gain of approximately $6.4 million as a result of an agreement we entered into with the sellers of MedCafe, Inc. to settle the earn-out consideration liability for a lump sum payment of $6.4 million.

For the six months ended June 30, 2011, gain on settlement and change in fair value of contingent consideration reflects a $6.4 million gain on settlement as a result of an agreement entered into with the sellers of MedCafe, Inc. during June 2011 offset by an increase in contingent consideration expense of $0.5 million related to revaluing the contingent consideration liability to its fair value as of March 31, 2011.

Benefit from (provision for) income taxes

For the three months ended June 30, 2012, we recorded an income tax benefit of approximately $0.3 million, of which $0.2 million was allocated to continuing operations, with the balance of $0.1 million allocated to discontinued operations. For the three months ended June 30, 2011, we recorded an income tax provision of $2.5 million, which was comprised of a tax provision of approximately $3.0 million allocated to continuing operations and a tax benefit of $0.5 million allocated to discontinued operations. The income tax benefit during the three months ended June 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision during the three months ended June 30, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

For the six months ended June 30, 2012, we recorded an income tax benefit of approximately $1.1 million, of which $0.3 million was allocated to continuing operations, with the balance of $0.8 million allocated to discontinued operations. For the six months ended June 30, 2011, we recorded an income tax provision of $1.7 million, which was comprised of a tax provision of approximately $3.2 million allocated to continuing operations and a tax benefit of $1.5 million allocated to discontinued operations. The income tax benefit during the six months ended June 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense. The income tax provision during the six months ended June 30, 2011 represented the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

At June 30, 2012, our estimated annual effective tax rate was approximately 27% versus an estimated annual effective tax rate of 42% at June 30, 2011. The difference in the effective tax rate year over year is primarily due to changes in management's projections of estimated annual income or loss. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to incentive stock options, or ISOs, and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISOs by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our estimated annual effective tax rate could materially change if there are a significant number of disqualifying dispositions of ISOs during the period.

Non-GAAP Financial Measures

Adjusted EBITDA is an unaudited number and represents net income before income and expenses unrelated to core business activities, such as: interest income, other income, net and (benefit from) provision for income taxes; non-recurring income and expenses, such as change in fair value of contingent consideration; and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to the core business, stock-based compensation and other expenses.

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

•	investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

Our management uses adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

•	as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net (loss) income to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income, as reported	$(399)	$3,393	$(1,837)	$2,267
Gain (loss) from discontinued operations, net of tax	885	(837)	(2,113)	(2,165)
(Loss) income from continuing operations	$(1,284)	$4,230	$276	$4,432
Add: (Income) expenses unrelated to core business activities
Interest income	(5)	(23)	(11)	(51)
(Benefit from) provision for income taxes	(147)	2,998	(288)	3,150
Add: Non-recurring and non-cash charges (income)
Depreciation and amortization expense (including intangible assets) related to core business	1,991	1,992	3,963	4,009
Stock-based compensation	1,188	1,523	2,646	4,330
Gain on settlement and change in fair value of contingent consideration (1)	—	(6,439)	—	(5,933)
Other (2)	476	1,042	476	1,714
Adjusted EBITDA	$2,219	$5,323	$7,062	$11,651

(1)
Includes a $6.4 million gain recognized in the second quarter of 2011 related to the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company we acquired in 2010.

(2)
Represents employee severance charges and retention bonuses for the three and six months ended June 30, 2012. For the three months ended June 30, 2011, includes approximately $1.0 million in secondary filing fees, $0.6 million in legal expenses associated with the SEC subpoena, $0.2 million from a refund of property tax and $0.2 million in employee severance charges. The six months ended June 30, 2011 includes the non-recurring items charges listed for the three months ended June 30, 2011, $0.6 million in facilities exit costs and an additional $0.1 million in legal expenses associated with the SEC subpoena.

Note: prior period amounts have been revised to conform to the current period presentation.

The decrease in adjusted EBITDA for the three and six months ended June 30, 2012 was primarily attributable to decreased revenue coupled with an increase in cost of revenue compared to the same periods in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2012 consisted of cash, cash equivalents and short-term investments of $81.9 million compared to $85.2 million at December 31, 2011. We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of clients at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our clients and us.

Operating activities

Cash used in operating activities of $2.2 million during the six months ended June 30, 2012 was primarily due to an increase of approximately $1.5 million in prepaid expenses and other assets, primarily consisting of $0.7 million in prepaid taxes, $0.3 million in prepaid software maintenance contracts and $0.3 million in prepaid insurance. Cash used in operating activities of $2.2 million for the six months ended June 30, 2012 compared with cash provided by operating activities of $4.6 million for the six months ended June 30, 2011. The $6.7 million decrease in operating cash flows for the six months ended June 30, 2012 was primarily driven by a decrease of $3.7 million in deferred revenue resulting from higher billings in the first quarter of 2011 which were a result of contracts that were signed in late 2010 and an increase of $2.2 million in prepaid expenses and other current assets.

Investing activities

Cash used in investing activities of $2.2 million during the six months ended June 30, 2012 was primarily due to $2.4 million in purchases of property and equipment. Cash used in investing activities of $2.2 million for the six months ended June 30, 2012 compared with net cash used in investing activities of $5.9 million for the comparable period in 2011. The $3.7 million decrease in cash used in investing activities is due to reduced purchases of property and equipment in the current period.

Financing activities

Cash provided by financing activities of $1.3 million during the six months ended June 30, 2012 is due to proceeds received from the exercise of common stock options. Cash provided by financing activities of $1.3 million in the six months ended June 30, 2012 compared with $28.2 million of cash provided by financing activities in the six months ended June 30, 2011. The $26.9 million decrease in cash provided by financing activities in the six months ended June 30, 2012 was primarily a result of a net cash inflow of $34.6 million in the six months ended June 30, 2011 due to $64.2 million of proceeds from the issuance of common stock under our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock. The decline in cash provided by financing activities in the six months ended June 30, 2012 was additionally offset by a $6.4 million decline due to the gain on the settlement of a contingent consideration agreement with the sellers of MedCafe, Inc. during the six months ended June 30, 2011.

Contractual Obligations

Our contractual obligations at June 30, 2012 and the effects that such obligations are expected to have on future liquidity and cash flows have not changed significantly since December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

Indemnification

See Note 9 – Commitments and Contingencies to the condensed consolidated financial statements of this quarterly report on

Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 1, 2011, our registration statement on Form S-1 (File No. 333-168176) was declared effective for our IPO. As a result of our IPO and the exercise of the over-allotment option on February 3, 2011, both of which closed on February 7, 2011, we received net proceeds of approximately $62.2 million after underwriting discounts and commissions of $4.9 million. In addition, we incurred other expenses associated with our IPO of approximately $3.0 million. The net proceeds were used to pay aggregate cumulative dividends due to the holders of our Series B preferred stock totaling $29.6 million, with the balance being used for general corporate purposes.

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

Epocrates, Inc.

By:	/s/ ANDREW HURD	By:	/s/ PATRICK D. SPANGLER
	ANDREW HURD,		PATRICK D. SPANGLER,
	President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 14, 2012

Exhibit Index

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2 (2)	Amended and Restated Bylaws.

4.1 (3)	Specimen common stock certificate.

4.2 (3)	Form of Warrant to purchase Series B convertible preferred stock.

10.1 (4)	2012 Bonus Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as Exhibit 3.1 to our Annual Report on Form 10-K (Reg. No. 001-35062) with the SEC on March 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(3)	Filed as the like-described exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(4)	As described in Item 5.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012 (Reg. No. 001-35062), and incorporated herein by reference.