Form 10-Q
period 2012-09-30
EPOCRATES INC
filed 2012-11-09
CIK 1096738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 6, 2012 was 24,872,339.

EPOCRATES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

EPOCRATES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(in thousands, except for par value)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$62,218	$75,326
Short-term investments	16,915	9,897
Accounts receivable, net of allowance for doubtful accounts of $69 and $85, respectively	22,404	22,748
Deferred tax asset	7,390	7,390
Prepaid expenses and other current assets	4,757	3,218
Total current assets	113,684	118,579
Property and equipment, net	8,022	7,283
Deferred tax asset	482	1,280
Goodwill	17,959	17,959
Other intangible assets, net	3,765	6,771
Other assets	357	352
Total assets	$144,269	$152,224
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,522	$3,282
Deferred revenue	42,192	46,429
Other accrued liabilities	7,848	9,600
Total current liabilities	51,562	59,311
Deferred revenue, less current portion	6,004	8,088
Other liabilities	1,470	1,893
Total liabilities	59,036	69,292
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 24,868 and 24,370 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	25	24
Additional paid-in capital	133,982	129,238
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(48,773)	(46,328)
Total stockholders’ equity	85,233	82,932
Total liabilities and stockholders’ equity	$144,269	$152,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscription revenues	$5,045	$5,143	$14,472	$17,446
Interactive services revenues	20,980	21,452	65,908	66,186
Total revenues, net	26,025	26,595	80,380	83,632

Cost of subscription revenues	1,782	1,597	5,480	5,440
Cost of interactive services revenues	9,021	8,686	26,559	24,001
Total cost of revenues	10,803	10,283	32,039	29,441
Gross profit	15,222	16,312	48,341	54,191

Operating expenses:
Sales and marketing	6,871	6,050	19,664	19,650
Research and development	5,369	5,312	15,497	15,386
General and administrative	4,113	4,259	14,333	16,424
Facilities exit costs	—	—	—	618
Gain on settlement and change in fair value of contingent consideration	—	—	—	(5,933)
Total operating expenses	16,353	15,621	49,494	46,145
(Loss) income from operations	(1,131)	691	(1,153)	8,046
Interest income	11	15	22	66
Other income (expense), net	—	3	(1)	182
(Loss) income before income taxes	(1,120)	709	(1,132)	8,294
Benefit from (provision for) income taxes	104	(4)	392	(3,154)
(Loss) income from continuing operations	(1,016)	705	(740)	5,140
Gain (loss) from discontinued operations, net of tax (year to date includes proceeds from sale of component technology of $1.5 million)	408	(19)	(1,705)	(2,186)
Net (loss) income	$(608)	$686	$(2,445)	$2,954
Unrealized gains (losses) on available-for-sale securities, net	4	(3)	(1)	(3)
Comprehensive (loss) income	$(604)	$683	$(2,446)	$2,951

Net (loss) income attributable to common stockholders – basic and diluted	$(608)	$686	$(2,445)	$2,660

Net (loss) income per share – basic
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.22
Discontinued operations, net of tax	0.02	—	(0.07)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.03	$(0.10)	$0.12

Net (loss) income per share – diluted
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.21
Discontinued operations, net of tax	0.02	—	(0.07)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.03	$(0.10)	$0.11

Weighted average common shares outstanding – basic	24,808	23,644	24,668	21,655
Weighted average common shares outstanding – diluted	25,123	24,926	25,049	23,636

The accounts below include stock-based compensation of the following amounts:

Cost of revenues	$71	$(7)	$170	$144
Sales and marketing	186	(8)	577	1,109
Research and development	191	28	554	558
General and administrative	447	1,114	2,240	3,646
Discontinued operations	—	—	74	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,445)	$2,954
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	3,615	5,457
Depreciation and amortization	2,953	3,245
Amortization of intangible assets	3,006	3,112
Loss on write-off of property and equipment	121	99
Allowance for doubtful accounts and sales returns reserve	(16)	(36)
Facilities exit costs	—	618
Gain on settlement and change in fair value of contingent consideration	—	(7,696)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	360	3,851
Deferred tax asset, current and non-current	222	(251)
Prepaid expenses and other assets	(1,544)	1,414
Accounts payable	(1,777)	(997)
Deferred revenue	(6,321)	(1,468)
Other accrued liabilities and other payables	(2,250)	(2,684)
Net cash (used in) provided by operating activities	(4,076)	7,618
Cash flows from investing activities:
Purchase of property and equipment	(3,647)	(7,944)
Purchase of short-term investments	(14,497)	(18,839)
Sale of short-term investments	—	804
Maturity of short-term investments	7,480	17,550
Net cash used in investing activities	(10,664)	(8,429)
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,189
Payment and settlement of contingent consideration	—	(6,871)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)
Proceeds from exercise of common stock options	1,632	2,353
Net cash provided by financing activities	1,632	30,085
Net (decrease) increase in cash and cash equivalents	(13,108)	29,274
Cash and cash equivalents at beginning of period	75,326	35,987
Cash and cash equivalents at end of period	$62,218	$65,261
Non-Cash Investing and Financing Activities:
Unrealized loss on available-for-sale securities, net of tax effect	(1)	—
Accrued purchase of property and equipment and other assets	17	536
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011
Reclassification of costs of issuance of common stock from prepaid expenses and other current assets	—	2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EPOCRATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Epocrates, Inc. (“Epocrates” or the “Company”) was incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, the Company changed its name to ePocrates, Inc., and in May 2006, the Company reincorporated in Delaware and changed its name to Epocrates, Inc.

The Company is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. Most commonly used on mobile devices, the Company’s products help healthcare professionals make more informed prescribing decisions, enhance patient safety and improve practice productivity. Through the Company’s interactive services, it provides the healthcare industry, primarily pharmaceutical companies, opportunities to engage with its member network through delivery of targeted information and to conduct market research.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC on March 19, 2012. The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The interim financial data as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, is unaudited. In the opinion of management, the interim data includes all adjustments consisting only of normal, recurring adjustments necessary for the fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates, and such differences could be material.

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

The Company’s investment policy permits investments only in fixed income instruments denominated and payable in U.S. dollars. Investments in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset-backed securities are allowed. The Company does not invest in auction rate securities, future contracts or hedging instruments. The Company’s policy also dictates that securities of a single issuer valued at cost at the time of purchase should not exceed 5% of the market value of the portfolio, or $1 million, whichever is greater, although securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. Issue size is typically greater than $50 million for corporate bonds. No single position in any issue can exceed 10% of that issue. The final maturity of each security within the portfolio shall not exceed 24 months.

The Company’s revenue and accounts receivable are derived primarily from clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) within the U.S. For the three and nine months ended September 30, 2012 and 2011, no single client accounted for more than 10% of total revenues.

The Company performs a regular review of its clients’ payment histories and associated credit risks and does not require collateral from its clients. The Company has not historically experienced significant credit losses from its accounts receivable. There was one client that accounted for more than 10% of accounts receivable, net as of September 30, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

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

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the three months ended September 30, 2012 and 2011, the Company capitalized $0.6 million and $0.4 million, respectively, of software development costs related to software for internal use and website development costs. For the nine months ended September 30, 2012 and 2011, the Company capitalized $2.0 million and $2.1 million, respectively, of software development costs related to software for internal use and website development costs. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $0.5 million for each of the three months ended September 30, 2012 and 2011. Amortization of software developed for internal use was $1.6 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Facilities Exit Costs

The Company vacated the East Windsor, New Jersey office in the first quarter of 2011 and relocated its New Jersey operations to Ewing, New Jersey. The Company had entered into a non-cancellable lease with the landlord for the East Windsor location which does not expire until the end of fiscal year 2012. The Company is, therefore, liable to make monthly lease payments under the contract until the termination of the lease. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sublease rentals that could be reasonably obtained for the property. The Company recorded a charge of approximately $0.6 million in the nine months ended September 30, 2011 relating to the East Windsor facility exit costs.

Recent Accounting Developments

In July 2012, the Financial Accounting Standards Board issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. Entities will be allowed to perform a qualitative assessment on indefinite-lived intangible assets (other than goodwill) to determine whether a quantitative assessment is necessary. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2013. The adoption of this guidance is not expected to have any impact on the Company’s financial position or the results of operations.

Segment Information

Previously, the Company had two reportable segments: (1) Subscriptions and Interactive Services and (2) EHR. On February 24, 2012, the Audit Committee of the Board of Directors of the Company, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. Upon such approval, the Company qualified for discontinued operations presentation under GAAP, and at such time, the EHR results were reported in loss from discontinued operations on the Company’s condensed consolidated statements of comprehensive (loss) income. Prior period amounts have been revised in order to conform to the current period presentation. Substantially all of the Company’s revenues and all of the Company’s long-lived assets are located in the U.S.

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

In accordance with U.S. GAAP, the Company does not include dilutive securities in its calculations of per share losses from continuing operations, discontinued operations, net of tax, and net losses attributable to common stockholders. Accordingly, the denominator used in these calculations is the weighted average number of common shares outstanding – basic.

The following table presents the calculations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(1,016)	$705	$(740)	$5,140
Gain (loss) from discontinued operations, net of tax	408	(19)	(1,705)	(2,186)
Net (loss) income	$(608)	$686	$(2,445)	$2,954
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	—	—	—	294
Net (loss) income attributable to common stockholders	$(608)	$686	$(2,445)	$2,660
Denominator:
Weighted average number of common shares outstanding – basic	24,808	23,644	24,668	21,655
Weighted average number of common shares outstanding – diluted	25,123	24,926	25,049	23,636
Net (loss) income per share – basic
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.22
Discontinued operations	0.02	—	(0.07)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.03	$(0.10)	$0.12
Net (loss) income per share – diluted
Continuing operations	$(0.04)	$0.03	$(0.03)	$0.21
Discontinued operations	0.02	—	(0.07)	(0.10)
Net (loss) income per share attributable to common stockholders	$(0.02)	$0.03	$(0.10)	$0.11

For the three and nine months ended September 30, 2012 and 2011, the following securities were not included in the calculation of fully diluted shares outstanding, as the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common stock warrants	17	17	17	2
Weighted average outstanding unexercised options and RSUs	4,292	2,576	4,237	1,085
Weighted average mandatorily redeemable convertible preferred stock	—	—	—	1,300
Total weighted average anti-dilutive shares	4,309	2,593	4,254	2,387

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, and the basis of that measurement (in thousands):

As of September 30, 2012	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$3,288	$3,288	$—	$—
Short-term investments (See Note 5):
Obligations of U.S. government agencies	7,869	7,869	—	—
Obligations of U.S. corporations	4,900	—	4,900	—
Obligations of Non-U.S. corporations	4,146	—	4,146	—
Total short-term investments	16,915	7,869	9,046	—
TOTAL FINANCIAL ASSETS	$20,203	$11,157	$9,046	$—

As of December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$10,035	$10,035	$—	$—
Agency bonds	275	—	275	—
Short-term investments (See Note 5):
Obligations of U.S. government agencies	6,219	6,219	—	—
Obligations of U.S. corporations	2,630	—	2,630	—
Obligations of Non-U.S. corporations	1,048	—	1,048	—
Total short-term investments	9,897	6,219	3,678	—
TOTAL FINANCIAL ASSETS	$20,207	$16,254	$3,953	$—

The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term nature of those instruments.

Money market funds are considered Level 1 investments under the GAAP fair value hierarchy because fair value inputs are unadjusted quoted prices in active markets for identical assets or liabilities. As of June 30, 2012, obligations of U.S. government agencies are also considered Level 1 investments. The remainder of the Company’s short-term investments are considered Level 2 investments under the GAAP fair value hierarchy because the fair value inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

During the quarters ended September 30, 2012, and December 31, 2011, there were no transfers between Level 1 and Level 2 fair value instruments.

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

The Company determines the fair value amounts by using available market information. As of September 30, 2012, and December 31, 2011, the average contractual maturity was less than 12 months and the contractual maturity of any single investment did not exceed 12 months.

As of September 30, 2012, and December 31, 2011, unrealized gains and losses on available-for-sale securities are summarized as follows (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$7,870	$—	$(1)	$7,869
Obligations of U.S. corporations	4,899	1	—	4,900
Obligations of Non-U.S. corporations	4,147	—	(1)	4,146
Money market funds	3,288	—	—	3,288
Cash	58,930	—	—	58,930
	$79,134	$1	$(2)	$79,133
Amounts included in cash and cash equivalents	$62,218	$—	$—	$62,218
Amounts included in short-term investments	16,916	1	(2)	16,915
	$79,134	$1	$(2)	$79,133

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,219	$1	$(1)	$6,219
Obligations of U.S. corporations	2,633	—	(3)	2,630
Obligations of Non-U.S. corporations	1,048	—	—	1,048
Agency bonds	275	—	—	275
Money market funds	10,035	—	—	10,035
Cash	65,016	—	—	65,016
	$85,226	$1	$(4)	$85,223
Amounts included in cash and cash equivalents	$75,326	$—	$—	$75,326
Amounts included in short-term investments	9,900	1	(4)	9,897
	$85,226	$1	$(4)	$85,223

As of September 30, 2012, and December 31, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Cash equivalents were $3.3 million and $10.3 million as of September 30, 2012, and December 31, 2011, respectively.

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

In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our condensed consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net gain of approximately $0.4 million for the three months ended September 30, 2012, and a net loss of approximately $1.7 million for the nine months ended September 30, 2012. The results of operations for the EHR business are recorded in gain (loss) from discontinued operations, net of tax, in the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2011. The results of the EHR business for the three and nine months ended September 30, 2012 include tax benefits of $0.2 million and $0.9 million, respectively. Prior period amounts have been revised to conform to the current period presentation.

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

7. Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Technology	$11,260	$7,757	$3,503	$11,780	$5,015	$448	$6,317
Client relationships	30	30	—	60	34	26	—
Trademarks and trade name	40	40	—	50	31	9	10
Non-compete agreement	850	588	262	870	423	3	444
	$12,180	$8,415	$3,765	$12,760	$5,503	$486	$6,771

Amortization of intangible assets was $1.0 million for the three months ended September 30, 2012, and $1.1 million for the three months ended September 30, 2011. Amortization was $3.0 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of the acquired intangible assets is reflected in cost of revenues. Amortization for the years ending December 31, 2012 and 2013 is expected to be approximately $4.0 million and $2.7 million, respectively.

8. Income Taxes

For the three months ended September 30, 2012, the Company recorded an income tax benefit of approximately $0.2 million, of which $0.1 million was allocated to continuing operations, with the balance of $0.1 million allocated to discontinued operations. For the three months ended September 30, 2011, the Company recorded an income tax benefit of $0.4 million, which was comprised of a minimal tax provision allocated to continuing operations and a tax benefit of $0.4 million allocated to discontinued operations. The income tax benefit during the three months ended September 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense partially offset by a return-to-provision adjustment. The income tax provision during the three months ended September 30, 2011 reflects the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of approximately $1.3 million, of which $0.4 million was allocated to continuing operations, with the balance of $0.9 million allocated to discontinued operations. For the nine months ended September 30, 2011, the Company recorded an income tax provision of approximately $1.3 million, which was comprised of a tax provision of approximately $3.2 million allocated to continuing operations and a tax benefit of $1.9 million allocated to discontinued operations. The income tax benefit recorded during the nine months ended September 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense partially offset by a return-to-provision adjustment. The income tax provision recorded during the nine months ended September 30, 2011 reflected the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

As of September 30, 2012, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits in the next 12 months.

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party for certain claims identified in such agreements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of September 30, 2012, or December 31, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of September 30, 2012, or December 31, 2011.

Contractual Obligations

The Company's contractual cash obligations and commercial commitments as of September 30, 2012 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since December 31, 2011.

10. Equity Award Plans and Stock-Based Compensation

In August 1999, the Company’s Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (“1999 Plan”). In May 2009, the Board of Directors adopted and the stockholders approved, an amendment and restatement of the 1999 Plan, the 2008 Equity Incentive Plan (“2008 Plan”). In July 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (“2010 Plan,” and together with the 1999 Plan and the 2008 Plan, the “Plans”). The 2010 Plan was most recently amended by the Board of Directors on December 22, 2010, and was approved by the Company’s stockholders on January 5, 2011. The 2010 Plan became effective upon the completion of the IPO. Awards granted from May 2009 but before the completion of the IPO continue to be governed by the 2008 Plan. All outstanding stock awards granted prior to May 2009 continue to be governed by the terms of the Company’s 1999 Plan.

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, directors and consultants. ISOs and NQSOs are granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors, or its designee. Stock options granted to employees generally have a contractual term of 10 years and vest over five years of continuous service, with 25% of the stock options vesting on the one-year anniversary of the service inception date or grant date and the remaining 75% vesting in equal monthly installments over the 48-month period thereafter.

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

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, January 1, 2012	4,684	$10.85	5.32	$4,318
Granted	1,824	8.67
Forfeited, cancelled or expired	(1,588)	—
Exercised	(468)	—
Balances, September 30, 2012	4,452	$10.33	6.21	$9,491
Options vested and expected to vest at September 30, 2012	4,028	$10.47	5.88	$8,241
Options exercisable at September 30, 2012	2,579	$11.02	4.05	$4,349

	Number of RSUs Outstanding	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances, January 1, 2012	137	1.74	$1,072
Awarded	181
Released	(30)
Forfeited or cancelled	(68)
Balances, September 30, 2012	220	2.04	$2,558
RSUs vested and expected to vest at September 30, 2012	161	1.96	$1,872

The following table summarizes all stock-based compensation charges for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$874	$1,930	$3,558	$5,866
Stock-based compensation associated with outstanding repriced options	21	(803)	57	(409)
Total stock-based compensation	$895	$1,127	$3,615	$5,457

Stock-based compensation expense for the nine months ended September 30, 2011 includes a charge of approximately $0.5 million related to modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the three months ended June 30, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and RSUs. This model requires the input of highly subjective assumptions including the expected term of the stock option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	56%	51%	57%	51%-52%
Risk-free interest rate	.60%-.71%	.94%-1.12%	.60%-1.09%	.94%-2.14%
Expected life of options (in years)	4.25	5.00	4.25-4.50	4.50-5.00
Weighted-average grant date fair value	$3.45	$6.59	$4.07	$8.54

11. Related Party Transactions

The Company recorded revenue from two advertising agencies (on behalf of their clients) whose parent company's Chief Executive Officer is a member of the Company's Board of Directors. The Company recorded revenue from these entities of 0.7 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively. There were accounts receivable from these entities of approximately $1.0 million as of September 30, 2012, and December 31, 2011.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II — Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generate revenue by providing clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) with interactive services to engage with our network of members and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. Our client base is located almost entirely within the U.S. For the three and nine months ended September 30, 2012 and 2011, no single client accounted for more than 10% of total revenues. There was one client that accounted for more than 10% of accounts receivable, net as of September 30, 2012. One client accounted for 15% of accounts receivable, net as of December 31, 2011.

Recent Developments

As previously reported, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ Electronic Health Record, or EHR, business in early 2012. In connection with this decision, we recorded an impairment charge of approximately $8.5 million in the fourth fiscal quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge was recorded in Impairment of Long-lived Assets and Goodwill in our consolidated statements of operations for the year ended December 31, 2011.

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

In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our condensed consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net gain of approximately $0.4 million for the three months ended September 30, 2012, and a net loss of approximately $1.7 million for the nine months ended September 30, 2012. Refer to "Note 6 – Acquisitions and Dispositions" for further details.

The Company understated $50 thousand of operating expenses in the three months ended March 31, 2012 and overstated $32 thousand of operating expenses in the three months ended June 30, 2012. The Company recorded correcting adjustments of these same amounts during the three months ended June 30, 2012 and September 30, 2012, respectively. Management does not believe the misstatements or correcting adjustments described above are material to any previously issued interim or annual financial statements or to the expected full year results for 2012.

Highlights

•
For the three months ended September 30, 2012, we recorded total revenues of $26.0 million, a decrease of $0.6 million, or 2%, from the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recorded total revenues of $80.4 million, a decrease of $3.3 million, or 4%, from the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the decrease was primarily due to an unusually high number of unused pharmaceutical license code expirations for which we recognized revenue in the nine months ended September 30, 2011 as well as lower iTunes App Store sales for the nine months ended September 30, 2012.

•
Net loss was $0.6 million for the three months ended September 30, 2012, versus net income of $0.7 million for the three months ended September 30, 2011. Net loss was $2.4 million for the nine months ended September 30, 2012, versus net income of $3.0 million for the nine months ended September 30, 2011. Results for these periods include $0.2 million for the three months ended September 30, 2012, and $1.5 million for the nine months ended September 30, 2012, of proceeds from the sale of the EHR component technology.

•
Net loss per share was $0.02 for the three months ended September 30, 2012, compared to net income per diluted share of $0.03 for the three months ended September 30, 2011. Net loss per share was $0.10 for the nine months ended September 30, 2012, compared to net income per diluted share of $0.11 for the nine months ended September 30, 2011.

•
Loss from continuing operations was $1.0 million for the three months ended September 30, 2012, versus income from continuing operations of $0.7 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, the net loss was primarily due to increased operating expenses as well as decreased revenues and increased cost of revenues. Loss from continuing operations was $0.7 million for the nine months ended September 30, 2012 versus income from continuing operations of $5.1 million for the nine months ended September 30, 2011. Income from continuing operations for the nine months ended September 30, 2011 includes a $6.4 million gain on settlement as a result of an agreement entered into with the sellers of MedCafe, Inc. during June 2011. Excluding the gain on settlement and change in fair value of contingent consideration, results for both the nine months ended September 30, 2012 and 2011 would have been comparable.

•
Loss per share from continuing operations was $0.04 for the three months ended September 30, 2012, compared to income from continuing operations of $0.03 per diluted share for the three months ended September 30, 2011. Loss from continuing operations per share was $0.03 for the nine months ended September 30, 2012, compared to income from continuing operations of $0.21 per diluted share for the nine months ended September 30, 2011.

•
Earnings before interest, taxes, non-cash and other items ("adjusted EBITDA"), as defined in the GAAP to non-GAAP reconciliation provided in "Non-GAAP Financial Measures," was $2.0 million for the three months ended September 30, 2012, compared to adjusted EBITDA of $3.9 million for the three months ended September 30, 2011, or a 50% decrease from the prior year. For the nine months ended September 30, 2012, adjusted EBITDA was $9.0 million compared to $15.6 million for the nine months ended September 30, 2011, or a 42% decrease from the prior year. The decrease in adjusted EBITDA for the three and nine months ended September 30, 2012, was primarily attributable to increased operating expenses as well as decreased revenues coupled with an increase in cost of revenues compared to the three and nine months ended September 30, 2011.

•	Total cash, cash equivalents and short-term investments declined by 7% to $79.1 million at September 30, 2012, compared to $85.2 million at December 31, 2011.

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

There have been no significant changes in our critical accounting policies during the quarter ended September 30, 2012, compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues, net	$26,025	$26,595	$80,380	$83,632
Total cost of revenues	10,803	10,283	32,039	29,441
Gross profit	15,222	16,312	48,341	54,191
Operating expenses:
Sales and marketing	6,871	6,050	19,664	19,650
Research and development	5,369	5,312	15,497	15,386
General and administrative	4,113	4,259	14,333	16,424
Facilities exit costs	—	—	—	618
Gain on settlement and change in fair value of contingent consideration	—	—	—	(5,933)
Total operating expenses	16,353	15,621	49,494	46,145
(Loss) income from operations	(1,131)	691	(1,153)	8,046
Interest income	11	15	22	66
Other income (expense), net	—	3	(1)	182
(Loss) income before income taxes	(1,120)	709	(1,132)	8,294
Benefit from (provision for) income taxes	104	(4)	392	(3,154)
(Loss) income from continuing operations	(1,016)	705	(740)	5,140
Gain (loss) from discontinued operations, net of tax	408	(19)	(1,705)	(2,186)
Net (loss) income	$(608)	$686	$(2,445)	$2,954

In 2011, we had two reportable segments: (1) Subscriptions and Interactive Services and (2) EHR. On February 24, 2012, the Audit Committee of our Board of Directors, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR product. In the first quarter of 2012, we qualified for discontinued operations presentation under GAAP, and at such time, the EHR operating segment results were reported in loss from discontinued operations on our condensed consolidated statements of comprehensive (loss) income. Prior period results have been revised in order to conform to the current period presentation.

Revenues

We generate revenue by providing clients in the healthcare industry with interactive services to engage with our network of members and through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals. Revenues from Subscriptions and Interactive Services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscriptions	$5,045	$5,143	$14,472	$17,446
Interactive Services	20,980	21,452	65,908	66,186
	$26,025	$26,595	$80,380	$83,632

Subscriptions. Subscriptions revenue decreased $0.1 million for the three months ended September 30, 2012, and decreased $3.0 million for the nine months ended September 30, 2012. The decrease in subscriptions revenue for the three months ended September 30, 2012 is primarily attributable to a decrease in iTunes App Store sales. The decrease in subscriptions revenue for the nine months ended September 30, 2012 is primarily attributable to an unusually high number of unused license code expirations for which we recognized revenue of $1.8 million in the first nine months of 2011. The decline in subscriptions revenue was additionally impacted by a decrease of approximately $0.6 million in the nine months ended September 30, 2012 in iTunes App Store sales, as we decreased our offering of Modality applications from the prior year. We expect the percentage of members who pay for a subscription to remain unchanged or even decrease over time. As a result, we expect subscription revenue from our premium products to decrease in total and as a percentage of revenue in the future.

Interactive Services.  Interactive services revenue decreased $0.5 million for the three months ended September 30, 2012, and decreased $0.3 million for the nine months ended September 30, 2012. The $0.5 million decrease in interactive services revenue for the three months ended September 30, 2012 was primarily due to a $1.5 million decline in pharmaceutical revenues, which was partially offset by a $1.0 million increase in market research services. The $0.3 million decrease in interactive services revenue for the nine months ended September 30, 2012 was the result of a $0.3 million decrease in formulary hosting services, as a $2.1 million increase in market research services was entirely offset by a $2.1 million decline in pharmaceutical revenues.

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

The following is a breakdown of cost of revenues related to subscriptions and interactive services for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscriptions	$1,782	$1,597	$5,480	$5,440
Interactive Services	9,021	8,686	26,559	24,001
	$10,803	$10,283	$32,039	$29,441

Subscriptions. Cost of revenues for subscriptions increased by $0.2 million for the three months ended September 30, 2012, and increased less than $0.1 million for the nine months ended September 30, 2012 versus the comparable period in 2011. As a percentage of subscriptions revenue, cost of subscriptions revenues was 35% for the three months ended September 30, 2012, versus 31% for the three months ended September 30, 2011. As a percentage of subscriptions revenue, cost of subscriptions revenues was 38% for the nine months ended September 30, 2012, versus 31% for the nine months ended September 30, 2011. The increase in cost of subscriptions revenues as a percentage of subscriptions revenues for the three and nine months ended

September 30, 2012 is due to the decline in subscriptions revenues from the same periods in the prior year.

Interactive Services. Cost of revenues for interactive services increased approximately $0.3 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to increases of $0.8 million in honoraria expenses as a result of higher market research activity and $0.2 million in co-location employee-related expenses due to hiring new employees, partially offset by a decrease of $0.7 million for pharmaceutical and third-party content costs.

Cost of interactive services revenues increased approximately $2.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to increases of $1.5 million in honoraria expenses as a result of higher market research activity and $0.9 million in increased co-location employee-related expenses as a result of hiring new employees.

Cost of interactive services revenues as a percentage of interactive services revenues was 43% for the three months ended September 30, 2012, and 40% for the three months ended September 30, 2011. Cost of interactive services revenues as a percentage of interactive services revenues was 40% for the nine months ended September 30, 2012, and 36% for the nine months ended September 30, 2011.

Sales and marketing expense

Sales and marketing expense primarily consists of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead.

Sales and marketing expense increased approximately $0.8 million for the three months ended September 30, 2012, versus the same period in 2011. The increase in the three months ended September 30, 2012, compared to the same period in the prior year, was due to an increase of $0.5 million in employee compensation and a $0.2 million increase in stock compensation as a result of several positions being filled during the period, and a $0.2 million increase in marketing related expenses. This was partially offset by a $0.2 million decrease in sales commissions as a result of a revised commission plan for 2012. Sales and marketing expense was $19.7 million for both the nine months ended September 30, 2012 and 2011.

Sales and marketing expense as a percentage of total revenues increased from 23% for the three months ended September 30, 2011, to 26% for the three months ended September 30, 2012, as a result of lower revenues in the three months ended September 30, 2012. Sales and marketing expense as a percentage of total revenues increased from 23% for the nine months ended September 30, 2011, to 24% for the nine months ended September 30, 2012.

Research and development expense

Research and development expense primarily consists of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense increased approximately $0.1 million, or 1%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. As a percentage of total revenues, research and development expense was 21% for the three months ended September 30, 2012, and 20% for the three months ended September 30, 2011.

Research and development expense increased approximately $0.1 million, or 1%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. As a percentage of total revenues, research and development expense was 19% for the nine months ended September 30, 2012, and was 18% for the nine months ended September 30, 2011.

General and administrative expense

General and administrative expense primarily consists of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense decreased $0.1 million, or 3%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. General and administrative expense as a percentage of total revenues was 16% for both the three months ended September 30, 2012 and 2011.

General and administrative expense decreased $2.1 million, or 13%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This decrease was primarily due to decreases of $1.4 million in stock-based compensation expense and $1.0 million in legal fees. The $1.4 million decrease in stock-based compensation expense was primarily due the departure of certain members of senior management during the nine months ended September 30, 2012 as well as additional stock-based compensation expense of $0.7 million in the nine months ended September 30, 2011 that was recorded in connection with the modification of the terms of the stock options held by certain directors who resigned from the Board of Directors during the first quarter of 2011. We incurred significant legal and other professional fees during the nine months ended September 30, 2011, to support our compliance with the subpoena received in connection with the SEC investigation. General and administrative expense as a percentage of total revenues was 18% for the nine months ended September 30, 2012, and was 20% for the nine months ended September 30, 2011.

Facilities exit costs

We recorded a charge of approximately $0.6 million in the nine months ended September 30, 2011, relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non-cancellable lease for the East Windsor location, which does not expire until the end of fiscal 2012, and therefore, we will be liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sub-lease rentals that could be reasonably obtained for the property.

Gain on settlement and change in fair value of contingent consideration

For the nine months ended September 30, 2011, gain on settlement and change in fair value of contingent consideration reflects a $6.4 million gain on settlement as a result of an agreement entered into with the sellers of MedCafe, Inc. during June 2011, offset by an increase in contingent consideration expense of $0.5 million related to revaluing the contingent consideration liability to its fair value as of March 31, 2011.

Benefit from (provision for) income taxes

For the three months ended September 30, 2012, the Company recorded an income tax benefit of approximately $0.2 million, of which $0.1 million was allocated to continuing operations, with the balance of $0.1 million allocated to discontinued operations. For the three months ended September 30, 2011, the Company recorded an income tax benefit of $0.4 million, which was comprised of a minimal tax provision allocated to continuing operations and a tax benefit of $0.4 million allocated to discontinued operations. The income tax benefit during the three months ended September 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense partially offset by a return-to-provision adjustment. The income tax provision during the three months ended September 30, 2011 reflects the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of approximately $1.3 million, of which $0.4 million was allocated to continuing operations, with the balance of $0.9 million allocated to discontinued operations. For the nine months ended September 30, 2011, the Company recorded an income tax provision of approximately $1.3 million, which was comprised of a tax provision of approximately $3.2 million allocated to continuing operations and a tax benefit of $1.9 million allocated to discontinued operations. The income tax benefit recorded during the nine months ended September 30, 2012 represented the federal and state statutory rates adjusted for non-deductible stock compensation expense partially offset by a return-to-provision adjustment. The income tax provision recorded during the nine months ended September 30, 2011 reflected the federal and state statutory tax rates adjusted for non-deductible stock compensation expense partially offset by research and development credits.

At September 30, 2012, our estimated annual effective tax rate was approximately 27% versus an estimated annual effective tax rate of 35% at September 30, 2011. The difference in the effective tax rate year over year is primarily due to changes in management's projections of estimated annual income or loss. We determine our interim tax benefit from (provision for) income taxes using an estimated annual effective tax rate methodology. Our annual effective tax rate is affected by our forecasted net income, research tax credits, stock compensation expense related to incentive stock options, or ISOs, and the expected level of other tax benefits. Our annual effective tax rate is difficult to predict because it will be impacted by any disqualifying dispositions of ISOs by our employees. Disqualifying dispositions occur when an employee sells stock that was acquired through the exercise of an ISO within two years of the ISO grant date or one year of the ISO exercise date. Our estimated annual effective tax rate could materially change if there are a significant number of disqualifying dispositions of ISOs during the period.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented on a U.S. GAAP basis, we use non-GAAP measures, such as adjusted EBITDA, with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. In addition, these adjusted non-GAAP results are among the information management uses as a basis for planning and forecasting for future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Adjusted EBITDA is an unaudited number and represents net income before income and expenses unrelated to core business activities, such as: interest income, other income, net and (benefit from) provision for income taxes; non-recurring income and expenses, such as facilities exit costs and gain on sale and change in fair value of contingent consideration; and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to the core business, stock-based compensation and other expenses.

Adjusted EBITDA is not a measure of operating performance or liquidity calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, our results of operations presented on a GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our condensed consolidated statements of cash flows present our cash flow activity in accordance with GAAP. Furthermore, adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe adjusted EBITDA is used by, and is useful to, investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
EBITDA is widely used by investors to measure a company’s operating performance without regard to such items as non-recurring items, interest (income) expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

Our management uses adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

•	as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net (loss) income to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income, as reported	$(608)	$686	$(2,445)	$2,954
Gain (loss) from discontinued operations, net of tax	408	(19)	(1,705)	(2,186)
(Loss) income from continuing operations	$(1,016)	$705	$(740)	$5,140
Add: (Income) expenses unrelated to core business activities
Interest income	(11)	(15)	(22)	(66)
(Benefit from) provision for income taxes	(104)	4	(392)	3,154
Add: Non-recurring and non-cash charges (income)
Depreciation and amortization expense (including intangible assets) related to core business	1,996	1,968	5,959	5,977
Stock-based compensation	895	1,127	3,541	5,457
Gain on settlement and change in fair value of contingent consideration (1)	—	—	—	(5,933)
Other (2)	191	119	667	1,833
Adjusted EBITDA	$1,951	$3,908	$9,013	$15,562

(1)	Includes a $6.4 million gain recognized in the second quarter of 2011 related to the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company we acquired in 2010.

(2)
For the three months ended September 30, 2012, represents severance payments. For the three months ended September 30, 2011, represents legal expenses associated with the SEC subpoena and severance payments. For the nine months ended September 30, 2012, represents severance payments and retention bonuses. For the nine months ended September 30, 2011, represents $0.9 million in legal expenses associated with the SEC subpoena, $0.6 million in facilities exit costs and $0.3 million in severance payments.

Note: prior period amounts have been revised to conform to the current period presentation.

The decrease in adjusted EBITDA for the three and nine months ended September 30, 2012 was primarily attributable to increased operating expenses as well as decreased revenues coupled with an increase in cost of revenues compared to the same periods in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2012 consisted of cash, cash equivalents and short-term investments of $79.1 million compared to $85.2 million at December 31, 2011. We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of clients at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our clients and us.

Operating activities

Cash used in operating activities of $4.1 million during the nine months ended September 30, 2012 primarily consisted of a $2.4 million net loss and a $1.5 million increase in prepaid expenses and other assets.

Cash used in operating activities of $4.1 million during the nine months ended September 30, 2012 compared with cash provided by operating activities of $7.6 million during the nine months ended September 30, 2011. The decrease in cash provided by operating activities period over period of $11.7 million was primarily due to a decrease in net income of approximately $5.4 million for the nine months ended September 30, 2012. Additionally, there was a decrease of $3.5 million in cash collections resulting in higher accounts receivable and an increase of $3.0 million in cash outflows for prepaid expenses during the nine months ended September 30, 2012 as compared to the same period in 2011.

Investing activities

Cash used in investing activities was $10.7 million for the nine months ended September 30, 2012, compared with net cash used in investing activities of $8.4 million for the comparable period in 2011. The $2.3 million increase in cash used in investing activities was primarily due to a $6.5 million increase in net purchases of short-term investments, partially offset by a $4.3 million decrease in purchases of property and equipment as a result of the discontinuation of the Company's EHR operations in early 2012.

Financing activities

Cash provided by financing activities was $1.6 million in the nine months ended September 30, 2012, compared with $30.1 million of cash provided by financing activities in the nine months ended September 30, 2011. Cash provided by financing activities of $1.6 million during the nine months ended September 30, 2012 is due to proceeds received from the exercise of common stock options. The $28.5 million decrease in cash provided by financing activities in the nine months ended September 30, 2012 was primarily a result of a net cash inflow of $34.6 million in the nine months ended September 30, 2011 due to $64.2 million of proceeds from the issuance of common stock under our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock. The decline in cash provided by financing activities in the nine months ended September 30, 2012 was additionally offset by a $6.4 million decline due to the gain on the settlement of a contingent consideration agreement with the sellers of MedCafe, Inc. during the nine months ended September 30, 2011.

Contractual Obligations

Our contractual obligations at September 30, 2012, and the effects that such obligations are expected to have on future liquidity and cash flows, have not changed significantly since December 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our President, Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Due to changes in our business since we last disclosed risk factors in our 2011 Annual Report on Form 10-K, we are updating the following risk factors as set forth below:

We are dependent upon our senior executive management and other highly specialized personnel and the loss or failure to identify, hire, motivate and retain additional highly specialized personnel could negatively impact our ability to grow our business.

Our success and the execution of our growth strategy depend largely on the continued service of our senior executive management team. We have recently had significant turnover in our senior executive management team. In the last year, we have had members of the senior executive management team leave the company and we have retained new members who are part of our current management team. Although these executives have joined us with a significant amount of professional experience, our future success could be hindered by their limited exposure to our business. Moreover, the loss of key members of our management team could have a negative impact on our ability to manage and grow our business effectively. We cannot assure you that in such an event we would be able to replace any member of our management team in a timely manner, or at all, on acceptable terms. In addition, our search for replacements for departed executives may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price and adversely impact our revenue, operating results and financial condition.

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

We are additionally deleting the risk factor entitled “We have determined to explore strategic alternatives for our EHR business, and we will receive a negative return on investment whether or not we are able to sell it,” as with the previously disclosed sale of certain assets related to the EHR iPad application, we are no longer in the EHR business.

Except as set forth above, our risk factors have not changed materially from those set forth in our 2011 Annual Report on Form 10-K filed with the SEC on March 19, 2012.

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
ANDREW HURD
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2012

Exhibit Index

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.

3.2 (2)	Amended and Restated Bylaws.

4.1 (3)	Specimen common stock certificate.

4.2 (3)	Form of Warrant to purchase Series B convertible preferred stock.

10.1 (4)	2012 Bonus Plan.

10.2 (5)	Employment Agreement, by and between Epocrates, Inc. and Heather Gervais, dated August 6, 2012.

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed as Exhibit 3.1 to our Annual Report on Form 10-K (Reg. No. 001-35062) with the SEC on March 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(3)	Filed as the like-described exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(4)	As described in Item 5.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012 (Reg. No. 001-35062), and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012 (Reg. No. 001-35062), and incorporated herein by reference.