Form 10-K
period 2012-12-31
EPOCRATES INC
filed 2013-03-11
CIK 1096738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012 (based upon the closing sale price of the registrant's common stock listed as reported on the NASDAQ Global Select Market), was approximately $163,747,000. This calculation excludes approximately 4,343,000 shares held by directors, executive officers and by each person or investor affiliated with a member of the Board of Directors as of June 30, 2012. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.
The number of shares of common stock outstanding as of March 4, 2013 was 24,970,894.

EPOCRATES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical and refer to future events or results are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Part I – Item 1A. Risk Factors" and elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1. Business

Overview

Epocrates, Inc. is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. The Epocrates network consists of well over one million healthcare professionals, including approximately 330,000, or more than 50% of, U.S. physicians. Epocrates’ portfolio features top-ranked medical applications, including the industry’s #1 used mobile drug reference, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique platform are referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple iOS, Android and BlackBerry.

We generate approximately 80% of our revenue from healthcare companies by providing interactive services to communicate with our network of members (60%) and by leveraging our network of healthcare professionals for market research services (20%). Our client base is located almost entirely within the U.S. We also generate revenue from the sale of our subscription products to healthcare professionals, which accounts for the remaining 20% of our revenue.

In 2011, we entered a controlled release of the Epocrates electronic health record, or “EHR,” mobile and web-based EHR offering focused on the solo and small group practices sector. We did not generate any material revenues from our EHR offering in 2011. In early 2012, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in the fourth quarter of 2011, which represents the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is recorded in loss from discontinued operations, net of tax, in our consolidated statements of operations for the year ended December 31, 2011. In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our consolidated financial statements.

On January 7, 2013, we entered into an agreement and plan of merger with athenahealth, Inc., pursuant to which athenahealth will acquire Epocrates, subject to completion or waiver of the conditions for closing the acquisition, for $11.75 per share, as more fully described in “Merger with athenahealth” below.

Reportable Segments

In 2011, we had two reportable segments: (1) Subscriptions and Interactive Services and (2) EHR. On February 24, 2012, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. Upon such approval, we qualified for discontinued operations presentation under GAAP, and at such time, the EHR results were reported in loss from discontinued operations on our condensed consolidated statements of comprehensive (loss) income. Prior period amounts have been revised in order to conform to the current period presentation.

Financial information for the years ended December 31, 2012, 2011 and 2010, is reported in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Subscriptions and Interactive Services

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

DocAlert clinical messaging. DocAlerts are short, clinically relevant messages that deliver news and alerts including product approvals, clinical study results, practice management information, industry guidelines and formulary status changes to our members. The majority of these DocAlert messages are not sponsored. The balance of DocAlert messages are sponsored by our clients and are marked as such. These messages serve as a vehicle for our clients to communicate key scientific and medical information to clinicians as a way to keep them informed. Depending on the alert, clinicians may have the option to view additional information on their mobile devices, save the message for future reference, forward the message to a colleague or request additional information via e-mail.

Virtual Representative Services. Through Epocrates’ Essential Points, our pharmaceutical clients may sponsor activities on relevant topics which Epocrates communicates via two to seven minute overviews on physicians’ mobile devices. Our pharmaceutical clients also leverage the Epocrates’ App Network, a service which provides our clients with development, distribution (or a combination of these two offerings) or sponsorship of applications which are offered to targeted groups of physicians in our network.

Epocrates market research. We recruit healthcare professionals based on occupation, specialty, years in practice, practice setting and geography to participate in market research activities such as online surveys, Q&A sessions and one-on-one interviews. Customers contract with us and pay a fee to us for access to a targeted group of our members whom they wish to survey. We pay a portion of this fee to the survey participants as an incentive for them to participate. Numerous market research firms have used our services to recruit healthcare professionals for market research surveys on behalf of the healthcare and financial services industries.

Formulary hosting. Our clients contract with us to host their formulary and make it available to our members for a one to three year period. Healthcare professionals have the option to download plan formulary lists by geographic area or patient demographic at no cost. We work with large national health insurance, regional and Medicaid plans, and we collaborate with the Centers for Medicare and Medicaid Services, or CMS, to offer formulary information for all Medicare Part D plans. For each plan, we integrate co-pay levels, quantity limits and prior authorization requirements into our core drug reference products and display lower-cost and generic alternatives so physicians may select a less expensive treatment, reducing costs to patients and health plans.

Subscriptions revenue

The majority of healthcare professionals in our network use our free products and services. Premium subscriptions are available to our mobile physician platform and our online drug and clinical reference product, and site licenses or codes may be purchased for access to either our mobile or online products. We also sell subscriptions to various education, learning and clinical applications for the Apple iOS platform. This channel’s revenues are not significant to our consolidated total revenues, net. Approximately 20% of our revenue is derived from premium subscriptions.

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

Intellectual Property

We rely upon a combination of trade secret, copyright, trademark and patent laws, license agreements, confidentiality procedures, employee and client non-disclosure agreements to protect the intellectual property used in our business. We currently have nine issued patents, which expire between 2020 and 2025, and one pending patent application.

We use trademarks, trade names and service marks for our drug and clinical reference products and interactive services, including DocAlert®, Epocrates®, Epocrates Honors®, Epocrates ID®, Epocrates Lab™, Epocrates MedTools®, Epocrates Rx®, Epocrates Rx Pro®, Epocrates QuickSurvey®, Epocrates QuickRecruit®, Epocrates MedInsight®, EssentialPoints® and MedCafe®. We also use other registered and unregistered trademarks and service marks for our various services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business, including http://www.epocrates.com. We also rely on a variety of intellectual property rights that we license from third parties, including various software and healthcare content used in our services.

Backlog

Our backlog consists of firm purchase orders by customers for delivery as well as deferred revenue recorded on the balance sheet. As of December 31, 2012, backlog was approximately $67.8 million, compared to approximately $79.0 million as of December 31, 2011. A majority of our unfilled orders will be recognized as revenue in the 2013 fiscal year. Backlog on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

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

We compete primarily on the ability to reach and communicate with healthcare professionals. The Epocrates brand is recognized and endorsed among healthcare professionals as a trusted and accurate source of drug and clinical information. Our brand has enabled us to build a large and active network of members, which enhances our ability to market our interactive services. Our network of healthcare professionals has grown primarily through word-of-mouth marketing; the breadth and loyalty of our member network are not easily replicated. Management continuously monitors the strength of our brand through net promoter scores.

Our proprietary drug content is developed and continually updated by a team of physicians and pharmacists who work to ensure accuracy and relevance. To develop our drug content, our team researches and reviews primary literature, specialty society recommendations, evidence‑based medicine, clinical guidelines and manufacturer labeling. We believe the quality, relevance and ease of use of our content drive our ability to attract and retain members.

Our mobile products are not dependent on continuous access to the Internet, and therefore are fast and accessible to our members. Our infrastructure is designed to seamlessly control and deploy robust and customized content to a large number of members, allowing for simple and efficient downloads and updates of our clinical information. These attributes continue to be significant advantages in supporting our network.

Interactive services. Our interactive services business competes with traditional sales and marketing methods, including sales representatives, for promotional spend by pharmaceutical companies. It also competes with companies marketing pharmaceutical company products, programs and services to healthcare professionals. These competitors include Medscape and Physicians Interactive.

Our interactive services enable pharmaceutical companies to achieve returns on their marketing investments, increase the reach and frequency of interactions with prescribing physicians on new, niche and established brands, and more effectively support underserved geographic markets. We compete on the basis of several factors, including the breadth and depth of our services, our reputation, the relevance and reliability of our content and our extensive physician member network.

Epocrates market research. Our market research business competes with firms such as Medefield America and All Global. Both of these firms recruit physicians to participate in surveys, often by phone, fax, e-mail or traditional mail. It also competes with market research companies that have assembled their own panels of healthcare professionals. Epocrates competes in this space by leveraging its extensive and loyal physician member network whose members are more likely to be responsive to a company and brand they know and trust. Additionally, in January 2012, Epocrates announced a partnership with M3 Global Research to create the world's largest verified physician and healthcare provider panel. By combining their high-quality, opted-in physician panels, the companies can now offer a global market research sampling solution.

Research and Development

Our expenditures for research and development associated with our continuing operations were $20.7 million, $21.1 million and $15.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

User Privacy and Trust

We have internal policies and practices relating to, among other things, content standards and user privacy, designed to foster relationships with our members. In addition, we are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build members’ trust and confidence in the Internet. Our privacy policy informs website users and visitors of the information we collect about them and about their use of our services. We also explain the choices available as to how their personal information is used and how we protect that information.

Government Regulation

Most of our revenue is derived directly from the healthcare industry, and from pharmaceutical companies in particular. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations, as well as the behavior and attitudes of our members. Recently, healthcare reform has been enacted at the federal level, and there have been enforcement initiatives targeting the healthcare industry’s promotional practices, as well as proposals to increase the regulation of pharmaceutical companies. We expect federal and state legislatures and agencies to continue to consider programs to reform or revise aspects of the U.S. healthcare system and the approval and promotion of pharmaceuticals. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their spending or postponing decisions, including purchasing our products and services.

Laws and regulations have also been adopted, and may be adopted in the future, that address Internet‑related issues, including mobile and online content, privacy, online marketing, unsolicited commercial e-mail, taxation, pricing and quality of services. Many laws are complex and their application to specific services may not be clear. In particular, many existing laws and regulations, when enacted, do not anticipate the clinical information and interactive services that we provide. However, these laws and regulations may nonetheless be applied to our services. Refer to “Item 1A. Risk Factors,” and particularly the risk factors entitled “Healthcare and consumer protection regulations and legislation create risks and challenges with respect to our compliance efforts and our business strategies” and “We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services,” for specific information regarding how certain governmental regulations pertain to us.

Long-lived Assets and Revenues

All of our long-lived assets are located within the U.S. Our revenue is derived primarily from clients in the healthcare industry (pharmaceutical companies, managed care companies and market research firms) within the U.S. Revenue from clients outside the U.S. is not material for the years ended December 31, 2012, 2011 or 2010, and no single customer accounted for more than 10% of net revenue for the same periods. For the years ended December 31, 2012, 2011 and 2010, interactive services revenue accounted for $92.1 million, $90.8 million and $79.3 million of our revenues, respectively, and subscription revenues accounted for $19.0 million, $22.5 million and $24.7 million of our revenues, respectively.

The timing of our revenue has been affected by seasonal factors, primarily as a result of the annual budget approval process of many of our customers in the pharmaceutical industry. As a result, our contract bookings and revenue have historically been highest in the fourth quarter of each calendar year and we expect this trend to continue.
Employees
As of December 31, 2012, we had approximately 320 employees. None of our employees is covered by a collective bargaining agreement.
Merger with athenahealth
On January 7, 2013, Epocrates, athenahealth, Inc., and a wholly owned subsidiary of athenahealth (which we refer to as merger sub), entered into an agreement and plan of merger, which we refer to as the merger agreement, pursuant to which Epocrates will merge with and into merger sub, with Epocrates surviving the merger as a wholly owned subsidiary of athenahealth.
Upon the consummation of the merger, each issued and outstanding share of Epocrates common stock (other than treasury shares; shares held by athenahealth, merger sub, or any subsidiary of athenahealth or Epocrates; and dissenting shares) will be canceled and automatically converted into the right to receive $11.75 in cash, without interest. All outstanding options and restricted stock unit awards under Epocrates' equity compensation plans will be assumed by athenahealth in the merger. Each outstanding option and restricted stock unit award shall be exercisable or shall be settled upon the same terms and conditions as under the applicable Epocrates equity compensation plan, except that each option shall be exercisable for, and each restricted stock unit shall be converted into the right to receive, shares of athenahealth common stock using an exchange ratio based on the average closing sales prices per share of athenahealth's common stock for the ten trading days ending on the second trading day prior to the closing of the merger.
The merger agreement contains customary representations, warranties, and covenants of Epocrates and athenahealth, including, among others: (a) representations relating to the accuracy of Epocrates' filings with the U.S. Securities and Exchange Commission; (b) Epocrates' ownership of and other rights in its intellectual property; (c) athenahealth's authority to enter into the merger agreement; and (d) covenants by Epocrates to conduct its business in the ordinary course during the interim period between the execution of the merger agreement and the merger and not to engage in certain kinds of transactions during such period. Epocrates is also subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and participate in discussions and engage in negotiations with third parties regarding alternative acquisition proposals.
The consummation of the merger is subject to customary closing conditions, including requisite Epocrates stockholder approval, which stockholder vote is currently scheduled to occur on March 11, 2013. The merger agreement contains certain termination rights for the parties. Upon the termination of the merger agreement under specified circumstances, including as a result of Epocrates entering into an alternative acquisition agreement that constitutes a superior proposal (as defined in the merger agreement), Epocrates will be required to pay athenahealth a termination fee equal to $9 million. In addition, subject to certain limitations, either party may terminate the merger agreement if the merger is not consummated by May 15, 2013.
The merger agreement is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2013.

Executive Officers of the Registrant

Our current executive officers and their respective ages and positions are:

Name	Age	Position
Andrew J. Hurd	49	President, Chief Executive Officer and Interim Chief Financial Officer
Matthew A. Kaminer	39	General Counsel and Secretary
Heather A. Gervais	42	Senior Vice President, Commercial Operations
Adam E. Budish	52	Senior Vice President, Sales
David Ward	52	Executive Vice President, Business Development
Amy Ferretti	54	Senior Vice President, Marketing

Andrew J. Hurd has served on our Board since March 2012 and has served as our President and CEO since March 26, 2012. Mr. Hurd was appointed Interim Chief Financial Officer in October 2012. From July 2005 to December 2011, Mr. Hurd served as Chairman and CEO of Carefx, a healthcare technology company acquired by Harris Corporation in 2011, where he was responsible for the overall management of the company. From January 2003 to June 2005, Mr. Hurd served as Senior Vice President of WebMD Health Corp., a healthcare software company, where he was responsible for sales, marketing and customer support operations. From May 2000 to June 2002, Mr. Hurd served as EVP of Sales and Marketing for Centerbeam, a technology outsourcing company in Silicon Valley. From January 1998 to January 2000, Mr. Hurd served as President, Health Information Division of QuadraMed Corporation, a healthcare software company, where he was responsible for full profit and loss of the Health Information Management division of the company.  From June 1989 to January 1995, Mr. Hurd served as National Sales Manager for AMSCO, a healthcare capital equipment company, where he was responsible for various sales and marketing operations. Mr. Hurd holds a bachelors degree in business administration from Northern Arizona University. Mr. Hurd currently serves as a director of ABILITY Network, Inc. The Nominating Committee believes that Mr. Hurd's extensive experience in the healthcare information technology industry and prior leadership experience make him a valuable member of the Board. Mr. Hurd was appointed to the Board in connection with his appointment as President and CEO of Epocrates.
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

David Ward has served as our Executive Vice President, Business Development since April 2012. From October 2005 to April 2012, Mr. Ward served as Executive Vice President of Business Development at Carefx, a healthcare technology company acquired by Harris Corporation in 2011, where he was responsible for channel development and indirect sales channel relationships, as well as all aspects of partner management. From January 1997 to July 2005, Mr. Ward served in various senior leadership positions in sales and business development at WebMD Health Corp. and acquired predecessor companies. From June 1992 to January 1997, Mr. Ward served as Vice President at Companion Technologies, Inc., a wholly-owned subsidiary of Blue Cross Blue Shield of South Carolina, where he was responsible for sales and business development. From June 1982 to June 1992, Mr. Ward served in sales and sales management roles at IBM Corporation. Mr. Ward holds a B.S. degree in Business Administration-Marketing from the University of South Carolina.

Amy Ferretti has served as our Senior Vice President, Marketing since June 2012. From August 2005 to June 2012, Ms. Ferretti served as Vice President of Marketing at Carefx, a healthcare technology company acquired by Harris Corporation in 2011, where she led the marketing strategy and operations, including market positioning, brand management, demand generation, communications and interactive initiatives. From October 2003 to June 2004, Ms. Ferretti served as Vice President, Marketing at Concuity, Inc., where she was responsible for the brand development and re-launch of the company, which was acquired by the Advisory Board Company in 2010. From June 2000 to October 2003, Ms. Ferretti served as VP, Marketing at Misys Healthcare Systems (formerly Sunquest Information Systems, Inc.), where she was responsible for marketing strategy and operations including marketing communications, business development, and product management. From September 1999 to June 2000, Ms. Ferretti served as Director, Marketing at Lumedx, where she was responsible for the brand development and re-launch of the company. Ms. Ferretti attended the University of South Dakota and the Executive Marketing Program at the University of Colorado.

Available Information
Epocrates, Inc. was originally incorporated in California in August 1998 as nCircle Communications, Inc. In September 1999, we changed our name to ePocrates, Inc. and in May 2006, we reincorporated in Delaware as Epocrates, Inc. Our website is www.epocrates.com. The information that can be accessed through our website, however, is not part of this Annual Report.

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

Risks Related to Our Business and Industry

If we are unable to retain our existing members and attract new members, especially physician members, our revenue will decline and our business will suffer.

A necessary condition to our long-term success is our ability to retain our existing members and attract new members, especially physician members in specialties of interest to our healthcare clients, to our interactive services and drug and clinical reference tools. If we are unable to do so, our revenue could decline materially.

Most of our members use only our free drug reference product and may stop using the products at any time without loss. Most of the paid subscriptions to our premium drug and clinical reference products have a term of one year and our members have no obligation to renew their subscriptions when such subscriptions expire. Under certain circumstances, our members may cancel their subscriptions prior to expiration.

Factors that may affect the retention rate of our existing members and the rate at which we attract new members for our drug and clinical reference tools include:

•
our ability to provide current, relevant and reliable healthcare content, drug and clinical reference tools, formulary hosting and other services that meet the needs of healthcare professionals, including physicians;

•
our ability to provide reliable applications and to enhance the functionality, availability, performance and features of our existing and future services to meet the evolving requirements and expectations of our existing and future members;

•	deterioration of our reputation and brand for any reason, including member concerns with our privacy practices or our relationships with the healthcare industry; and

•
the ability of the developers of mobile operating systems and mobile devices with which our products are compatible to remain competitive in the marketplace and to be adopted into medical practice and practice workflow.

In addition, the availability, price, performance and functionality of competing products and services, including mobile, Web-based and traditional products and services offered by competitors or through online resources and searches may affect our retention rate and the rate at which we attract new members for our drug and clinical reference tools. The availability of download sites such as the Apple App Store SM that offer numerous free or low-priced competing products at one location has also reduced the demand for our paid subscription products. We expect the use of such sites to expand, reducing the number of paying members for our drug and clinical reference tools as a percentage of total members.

In addition to the loss of subscription revenue, our inability to attract or retain members, especially physician members, may cause an even more significant decline in revenue from our interactive services. Revenue from such services is tied directly to our ability to maintain a large member network of healthcare professionals that is attractive to our industry clients.

If we have an insufficient number of members, especially physician members, with desired characteristics for some of our interactive services or those members do not update their mobile devices with sufficient frequency, we may become unable to timely fulfill the demand for some of our interactive services from healthcare companies.

Our ability to meet the demand for delivering clinical messages, formularies and other sponsored content to members' mobile devices is dependent upon our having a sufficient number of members, especially physician members, with desired characteristics, such as specialty and prescribing habits, updating their mobile devices through our servers with sufficient frequency during the period for delivery of the service. In addition, we have established business rules and structured our technology to limit the number of DocAlert messages and the mix of sponsored and non-sponsored messages delivered during any single update by a member in order to promote the quality of the member's experience with the clinical messaging service. It is possible that an insufficient number of members will update during a given service period for our interactive services, or that demand for promotional clinical messaging sponsorship will exceed the available supply for all or a subset of our members. In either of these events, our healthcare clients could become dissatisfied with our service. As a result, we may be unable to grow our interactive services revenue beyond the bounds of our business rules and technology structure, and changes to such business rules or technology structure could cause our members' satisfaction with and response to our interactive services to decrease, which could make such changes ineffective in addressing such inability to grow these revenues.

If the response of our members, especially physician members, to our interactive services decreases, the value of these services will be reduced and our revenue will decline.

In the past, we have obtained a positive response from our members to our interactive services, including offers to participate in market research studies, sponsored clinical messaging and other forms of communication. If, however, our members, particularly physician members, become less responsive to receiving communications or participating in such services, or elect not to use new services that we may offer, the value of these interactive services will likely decline. This could cause our revenue to remain flat or to decline.

If we are unable to continue to provide current, relevant and reliable drug and clinical reference tools and services, we will be unable to retain and attract members to our services and our revenue may decline.

Use of our clinical information and interactive services is based upon our ability to make available current, relevant and reliable drug and clinical reference tools, formulary hosting and other services that meet the needs of our members. Our ability to do so depends on our ability to:

•	hire and retain qualified physician and pharmacist editors and authors;

•	license accurate and relevant content from third parties;

•	contract with health plans and insurers to host formulary information; and

•	monitor and respond to changes in member interest in specific topics.
For several of the clinical references included in our Epocrates® Essentials products, we are particularly dependent on third-party content providers. For example, we license Stedman's Medical Dictionary 28th Edition and information regarding ICD-9 and CPT® codes from third parties.

We cannot assure you that we will be able to continue to develop or acquire needed content at a reasonable cost, that there will not be errors or omissions in our developed or licensed content, or that our competitors will not obtain exclusive access to or develop content that healthcare professionals consider superior to ours. If any of these risks materialize for any reason, the value of the content and services that we offer would diminish. As a result, we may be unable to attract and retain members.

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

If we are unable to adopt new technologies and offer our products and services on new and existing mobile platforms, we will be unable to retain and attract members to our services and our revenue may decline.

To keep pace with technological developments, satisfy increasingly sophisticated client requirements and sustain market acceptance, we will need to continue to deploy new tools and features for our clinical information and interactive services and develop new offerings with enhanced performance and functionality at competitive prices. Accordingly, we will need to properly identify member needs, anticipate technological advances and potentially offer our products and services on new and existing mobile platforms.

The development and application of new technologies involve time, substantial costs and risks. Our inability, for technological or other reasons, to enhance, develop and introduce services in a timely manner, or at all, in response to changing market conditions or client requirements could result in our services losing market acceptance, and therefore adversely affect our operating results. The new technologies may be significant and expensive, and we cannot assure you that we will be able to implement them quickly and efficiently, or at all. Failure to do so could inhibit our ability to attract or retain members, which may cause our revenue to decline.

Our software applications and systems may contain defects or errors which could negatively affect our reputation and impair our ability to retain and attract members to our applications and clients purchasing our services.

While we test our applications and systems for defects and errors prior to release, defects or errors have been identified from time to time by our internal team and by our members and clients after release. Any defects or errors that affect the quality or reliability of our products and services or that cause interruptions to the availability of our services could result in:

•	lost or delayed market acceptance and sales of our applications and services;

•	loss of members and clients;

•	inability to attract new members and clients;

•	product liability or breach of contract suits against us;

•	diversion of development resources;

•	injury to our brand and reputation; and

•	increased maintenance and warranty costs.
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

The markets in which we participate are competitive, dynamic and subject to developments in technology and the healthcare industry. Currently, we compete with other companies for members of the types of drug and clinical reference tools that we offer and for budget dollars from our pharmaceutical, managed care and market research clients.

We compete within a broad industry of healthcare content providers for the attention of healthcare professionals who can choose to use mobile, online or print media to reference clinical information. Companies providing clinical content include Medscape, a division of WebMD, LLC, and UpToDate, Inc, a division of Wolters Kluwer Health. Competition from each of these sources of clinical reference content may lead to a reduction in the retention of our existing members and the rate at which we attract new members for our clinical information.

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

Our mobile clinical information is not compatible with all mobile platforms. While we offer online services, the majority of our members and our interactive services are on mobile devices. We depend on the continuing compatibility of our clinical information and services with mobile operating systems and mobile devices and with evolving industry standards and protocols to run our mobile clinical information.

In addition, we are dependent on the ability of the developers of mobile platforms with which our drug and clinical reference tools are compatible to remain competitive in the medical community and the general marketplace. To remain competitive, developers of such mobile platforms may need to timely enhance their products, develop new operating systems or devices or take other actions which are outside of our control. If a mobile platform that is incompatible with our products achieves widespread use and acceptance in the medical community, or if Internet resources or other non-mobile device resources become more attractive than what is offered for mobile platforms, we may be unable to retain or attract members to our products. In particular, our mobile products are not compatible with Symbian-based devices.

Our revenue may fluctuate, and we may not be able to manage future growth effectively.

Our revenue decreased 2% to $111.1 million for the year ended December 31, 2012, from $113.3 million for the year ended December 31, 2011. You should not rely on our revenue performance, gross margins or operating results for any prior quarter or annual period as an indication of our future operating performance. If we are unable to attain revenue growth in absolute dollars, we may not achieve profitability and our share price could decline.

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
We continue to invest in research and development, sales and marketing, general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments, if any, may be lower, may develop more slowly than we expect, or may not materialize.

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
The majority of our clinical information subscriptions have terms of one year and our contracts with our other healthcare industry clients for our interactive services typically range from one to three years. We cannot assure you that our current members and other clients will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer.

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

Healthcare professionals access information, including information regarding particular medical conditions and the use of particular medications, through our drug and clinical reference tools and interactive services. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third party content, it is possible that patients, physicians, consumers, the providers of the third party content or others may sue us if they are harmed as a result of such inaccuracies. We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content and we have had content errors in the past. Although our agreements for the performance of our services contain terms and conditions, including disclaimers of liability that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by members or third parties that our online agreements are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and financial condition and require costly changes to our business.

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

Legislation relating to payments to physicians. Recent legislation enacted or pending in several states and enacted at the federal level as part of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 mandates public disclosure of, or otherwise regulates or limits the providing of, certain gifts and payments by pharmaceutical companies to physicians. These laws may be interpreted to cover honorarium payments made to physicians for participation in market research activities sponsored by pharmaceutical companies. Because we currently provide market research services involving participants from our member network, the increased adoption and enforcement of these laws and the application of any public disclosure requirements or other limitations may have a negative impact on the ability of pharmaceutical companies to sponsor these activities or the willingness of physicians to participate in the market research. To date, we have not experienced a significant reduction in our market research services business as a result of these laws in the few jurisdictions in which they have been enacted and become effective. However, we cannot predict how pharmaceutical companies or physicians will respond when such legislation becomes more widespread or becomes effective at the federal level. A significant decline in the sponsorship of our market research services by pharmaceutical companies or the agencies that represent such companies, or a significant decline in physicians' willingness to participate in such studies could negatively impact our operating results.

Medical professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. We do not believe that we engage in the practice of medicine and we have attempted to structure our services, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We employ and contract with physicians who provide only medical information to members, some of whom may be consumers, and we do not intend to provide medical care or advice. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Anti-spam regulation. We may also be required to comply with current or future anti-spam legislation by limiting or modifying some of our interactive services, such as our clinical messaging, which may result in a reduction in our revenue. One such law, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. CAN-SPAM or similar laws may impose burdens on our member communication practices and on certain of our services, which in turn could harm our ability to attract new clients and increase revenues.

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

We rely on Internet service providers, co-location data center providers, other third parties and our own systems for key aspects of the process of providing and updating content to our members and performing services for our clients, and any failure or interruption in the services provided by these third parties or our own systems could harm our business.

Our members expect to be able to update our applications and access our services 24 hours per day, seven days per week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems, as well as third-party vendors, including a co-location service provider and Internet service providers, to provide our online services.

We have computing and communications hardware operations located at our facility in San Mateo, California, and in a co-location service administered by AT&T, Inc. in Redwood City, California. In the event of a catastrophic event at one of these sites, we may experience an extended period of system unavailability which could negatively impact our relationship with members and adversely affect our brand and our business. In particular, both of our co-location facilities are located in the same seismically active location in the San Francisco Bay Area.

Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and interactive services or our own systems could negatively impact our relationships with members and clients, adversely affect our brand and our business and potentially expose us to liability to third parties. Although we maintain insurance for our business, the coverage under our policies generally only covers losses due to our negligence, and therefore may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

If the systems we use to provide our services experience security breaches or are otherwise perceived to be insecure, our business could suffer.

We retain and transmit confidential information in the processing centers and other facilities we use to provide online services. It is critical that such facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services and could subject us to legal claims from our clients and members, including claims for breach of contract or breach of warranty, or regulatory enforcement actions against us by the government.

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends to a significant degree on our proprietary technology and ability to establish, maintain and enforce our intellectual property rights. We rely on a combination of copyright, trademark, trade secret, patent and other intellectual property laws and confidentiality procedures to protect our proprietary rights. Despite these measures, any of our intellectual property rights could, however, be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position.

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

A significant portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called "open source" software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software as well as distribute our products that use particular open source software at no cost to the member. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code, however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of certain of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business.

We face potential liability related to the privacy and security of personal information we collect from healthcare professionals through our products and interactive services.

Online user privacy is a major concern in both the United States and abroad. The European Union, or EU, adopted the Data Protection Directive, or DPD, imposing strict regulations and establishing a series of requirements regarding the collection and use of personally identifiable information online. The DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada's Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use or disclose personal information in the course of commercial activities. We have privacy policies posted with our services that we believe comply with applicable laws requiring notice to members about our information collection, use and disclosure practices. However, whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the Internet and other online technologies is still uncertain and may take years to resolve. United States and international privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our online services and could harm our business. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. Further, we cannot assure you that the privacy policies and other statements on our applications or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. In the conduct of our market research activities outside the United States, we rely upon a third party to identify and recruit respondents for the market research and to comply with the applicable privacy laws in each jurisdiction in which it operates. If this third party failed to comply with such laws, it could affect its ability to continue to support our business or negatively affect our reputation.

Some users of our products and services are located outside of the United States, and we recruit for market research internationally and we may, in the future, establish international operations and, as a result, face diverse risks related to engaging in international business.

Although the substantial majority of our members are located in the United States, we currently have members in numerous other countries. We are, or may become, subject to the risks of conducting business internationally, including:

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
In addition, in the future, we may expand geographically through product development and strategic alliances. However, our products and services may not be accepted in international markets and any potential international operations involve a variety of risks. We have limited experience in marketing, selling and supporting our services abroad. In addition, while Symbian is the most widely used mobile operating system in Europe, our clinical information and interactive services are not compatible with Symbian-based devices. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

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

Our common stock has only been publicly traded since our initial public offering on February 2, 2011. The trading price of our common stock has fluctuated significantly since then. For example, between February 2, 2011 and December 31, 2012, the closing trading price of our common stock was very volatile, ranging between $6.93 and $26.51 per share. The market price for our common stock will be affected by a number of factors, including:

•	quarterly variations in our operating results, or the operating results of our competitors;

•	the timing of revenue recognition;

•	the volume and timing of orders from our clients and members;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	the depth and liquidity of the market for our common stock;

•	changing legal or regulatory requirements;

•	developments in our industry or the medical or pharmaceutical industries generally; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

As of January 31, 2013, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 63.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Risks Related to our Potential Merger with athenahealth, Inc.

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On January 7, 2013, we entered into a definitive agreement with athenahealth, a leading provider of cloud-based electronic health record, or EHR, practice management and care coordination services to medical groups and health systems, pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into a wholly-owned subsidiary of athenahealth and continue on as a surviving entity and wholly-owned subsidiary of athenahealth. The merger is subject to closing conditions, including the adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on January 4, 2013, the closing price for our common stock was $9.62, and on the next trading day, following the announcement of our entering into the merger agreement, our stock price increased to a closing price of $11.68 per share. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay athenahealth a termination fee of $9.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While the merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products and/or services pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have incurred and will continue to incur significant expenses related to the merger;

•
the merger agreement restricts us from engaging in business activities outside of our ordinary course of business without athenahealth's permission and, if we determine that doing so would be advantageous and athenahealth does not consent, we would not be able to pursue those advantageous activities; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

If the merger occurs, our stockholders will not be able to participate in any upside to our business.

Upon consummation of the merger, our stockholders will receive $11.75 in cash per share of Epocrates common stock owned by them, but will not receive any shares of athenahealth common stock. As a result, if our business following the merger performs well, you will not receive any additional consideration, and will therefore not receive any benefit from the performance of our business.

A lawsuit has been filed against Epocrates, the members of its board of directors, athenahealth and Echo Merger Sub, Inc. challenging the merger, and an adverse judgment in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Epocrates, the members of the Epocrates board of directors, and certain executive officers of Epocrates have been named as defendants in a purported class action lawsuit brought by an individual Epocrates stockholder challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger pursuant to the terms of the merger agreement. Consequently, if the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger pursuant to the terms of the merger agreement, such an injunction may prevent the completion of the merger in the expected timeframe (or altogether).

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We have offices located in San Mateo, California, Ewing, New Jersey and Durham, North Carolina. Our San Mateo office consists of approximately 59,000 square feet of office space pursuant to a lease that is set to expire on December 31, 2014. Our Ewing, New Jersey office consists of approximately 20,000 square feet of office space pursuant to a lease that is set to expire on March 31, 2014. Our Durham, North Carolina office consists of approximately 12,000 square feet of office space pursuant to a lease that is set to expire on December 31, 2014.

Item 3. Legal Proceedings
On January 11, 2013, a complaint was filed in San Mateo County Superior Court captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, on behalf of a putative class of Epocrates' shareholders against Epocrates and each member of the Epocrates board challenging the proposed merger with athenahealth. On January 25, 2013, a similar complaint was filed in San Mateo County Superior Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This complaint alleges similar allegations against Epocrates and each member of the Epocrates board and includes a claim against athenahealth, for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, by allegedly failing to take steps to maximize the sale price of Epocrates and by allegedly making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints seek to enjoin the merger, other equitable relief and money damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members will release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with athenahealth with the Securities and Exchange Commission in which the Company will make additional disclosures regarding the merger agreement and an agreement to negotiate in good faith regarding the amount of attorneys' fees and expenses for which plaintiffs may seek approval from the Court. We expect this range to be between $0.3 million to $0.6 million; however, our maximum exposure for our defense and the plaintiffs' costs is our insurance deductible of $0.5 million.

On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv945, on behalf of a putative class of Epocrates' stockholders against Epocrates and its officers and directors. The complaint asserts claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its Initial Public Offering and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between the IPO and August 9, 2011. The complaint alleges that Epocrates made false or misleading statements with respect to the fact that Epocrates' pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay spending on marketing and negatively impacted Epocrates' sales and revenue growth. The complaint seeks money damages, costs and expenses.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 7, 2013, there were 62 stockholders of record of our common stock. Our common stock has been traded on the NASDAQ Global Select Market under the symbol “EPOC” since February 2, 2011. Prior to this date, there was no public market for our common stock. The table below sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market during the periods indicated.

	High	Low
Year Ended December 31, 2012:
1st Quarter	$10.73	$7.20
2nd Quarter	8.85	6.90
3rd Quarter	11.97	6.93
4th Quarter	11.77	8.38

	High	Low
Year Ended December 31, 2011:
1st Quarter	$30.24	$19.02
2nd Quarter	25.14	15.90
3rd Quarter	19.82	7.51
4th Quarter	9.13	7.55
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
Performance Graph (1)

The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell MicroCap Index, and the RDG MicroCap Biotechnology Index, for the period from February 2, 2011, through December 31, 2012. The graph assumes that $100 was invested on February 2, 2011, in our common stock, the Russell MicroCap Index and the RDG MicroCap Biotechnology Index, and that all the dividends were reinvested.

(1)
This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of iPass under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

We derived the consolidated statements of comprehensive (loss) income data for the fiscal years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheets data as of December 31, 2012 and 2011, from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of comprehensive (loss) income data for the years ended December 31, 2009 and 2008, and the consolidated balance sheets data as of December 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements that are not included in this report.

	December 31,
	2012	2011	2010	2009	2008

	(in thousands except per share information)

Total revenues, net	$111,129	$113,321	$103,988	$93,654	$83,345

(Loss) income from continuing operations	$(1,753)	$5,253	$8,196	$7,659	$7,434
Loss from discontinued operations, net of tax (includes 2012 proceeds from sale of component technology of $1.5 million)	(1,666)	(8,826)	(4,393)	—	—
Net (loss) income	$(3,419)	$(3,573)	$3,803	$7,659	$7,434

Net (loss) income per share – basic
Continuing operations	$(0.07)	$0.23	$0.59	$0.22	$0.21
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)	—	—
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01	$0.22	$0.21
Net (loss) income per share – diluted
Continuing operations	$(0.07)	$0.23	$0.59	$0.20	$0.19
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)	—	—
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01	$0.20	$0.19

Total assets	$143,176	$152,224	$127,216	$125,465	$116,359
Deferred revenue	43,930	54,517	54,896	62,308	58,439
Financing liability (1)	—	—	—	20,314	20,314
Other long-term obligations	1,330	1,893	16,929	2,642	1,577
Mandatorily redeemable convertible preferred stock (2)	—	—	73,342	70,502	67,662

(1) Represents a financing liability incurred in connection with the build-out of our San Mateo facility. Please refer to "Item 8. Financial Statements and Supplementary Data - Note 8. Financing Liability."

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

Business Overview

Epocrates is a leading physician platform for essential clinical content, practice tools and health industry engagement at the point of care. The Epocrates network consists of well over one million healthcare professionals, including approximately 330,000, or more than 50% of, U.S. physicians. Epocrates’ portfolio features top-ranked medical applications, including the industry’s #1 used mobile drug reference, which provides convenient, point-of-care access to information such as dosing, drug interactions, pricing and insurance coverage for thousands of brand, generic and over-the-counter drugs. The features available through our unique platform are referenced multiple times per day and help healthcare professionals make more informed prescribing decisions, improve workflow and enhance patient safety. We offer our products on major U.S. mobile platforms including Apple iOS, Android and BlackBerry.

Recent Developments

On January 7, 2013, we entered into a definitive agreement with athenahealth, Inc. ("athenahealth"), a leading provider of cloud-based electronic health record, or EHR, practice management and care coordination services to medical groups and health systems, pursuant to which, upon the terms and subject to the conditions set forth therein, we would merge with and into a wholly-owned subsidiary of athenahealth and continue on as a surviving entity and wholly-owned subsidiary of athenahealth. The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including the approval of the merger by our stockholders. The merger is expected to be completed in the first quarter of 2013 at a price of $11.75 per common share, for an aggregate purchase price of approximately $293 million. The purchase price represents a 22% premium over the closing price per share of Epocrates' stock on January 4, 2013, the last trading day immediately preceding the date of our announcement of the signing of the merger agreement. We were not obligated to pay any material fees incurred in connection with the transaction until and unless an agreement was reached. As the agreement was not signed until 2013, the fees associated with the transaction are not reflected in our consolidated financial statements for the year ended December 31, 2012.

As previously reported, the Audit Committee of the Board of Directors of Epocrates, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ Electronic Health Record, or EHR, business in early 2012. In connection with this decision, we recorded an impairment charge of approximately $8.5 million in the fourth fiscal quarter of 2011, which represented the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge is reflected in loss from discontinued operations, net of tax, in our consolidated statements of comprehensive (loss) income for the year ended December 31, 2011. Prior period results have been revised to conform to the current period presentation.

In June 2012, we sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net loss from discontinued operations of approximately $1.7 million for the year ended December 31, 2012. Refer to "Note 6. Acquisitions and Dispositions" for further details.

In the fourth quarter of 2012, revenue has been reduced by $87 thousand for the correction of immaterial errors in deferred revenue balances, stock-based compensation has been reduced by $65 thousand for the correction of immaterial errors in additional paid-in capital and royalty expenses have been increased by $20 thousand for the correction of immaterial errors in accrued royalties. These errors reflect the cumulative correction of errors not material to historical or current year results.

The $87 thousand decrease in revenue reflects excess revenue recorded in the year ended December 31, 2011. The $65 thousand decrease in stock-based compensation reflects $35 thousand and $30 thousand of expense that should not have been recorded in the years ended December 31, 2011 and 2010, respectively. The $20 thousand increase in expense reflects $20 thousand of royalty expenses that should have been recorded in the year ended December 31, 2011. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to our earnings for the full year ending December 31, 2012.

Highlights

•
For the year ended December 31, 2012, we recorded total revenues of $111.1 million, a decrease of approximately $2.2 million, or 2%, from the year ended December 31, 2011. The decrease was primarily due to an unusually high number of unused pharmaceutical license code expirations for which we recognized revenue in the year ended December 31, 2011, as well as lower iTunes App StoreSM sales for the year ended December 31, 2012.

•
Net loss was $3.4 million for the year ended December 31, 2012, versus net loss of $3.6 million for the year ended December 31, 2011. Results for 2012 include $1.5 million of proceeds from the sale of the EHR component technology for the year ended December 31, 2012.

•	Net loss per share was $0.14 for the year ended December 31, 2012, compared to net loss per share of $0.17 for the year ended December 31, 2011.

•
Loss from continuing operations was $1.8 million for the year ended December 31, 2012 versus income from continuing operations of $5.3 million for the year ended December 31, 2011. Income from continuing operations for the year ended December 31, 2011 includes a $6.4 million gain on settlement as a result of an agreement entered into with the sellers of MedCafe, Inc. during June 2011. Excluding the gain on settlement and change in fair value of contingent consideration, results for both the year ended December 31, 2012 and 2011 would have been comparable.

•	Loss from continuing operations per share was $0.07 for the year ended December 31, 2012, compared to income from continuing operations of $0.23 per share for the year ended December 31, 2011.

•
Earnings before interest, taxes, non-cash and other items ("adjusted EBITDA"), as defined in the GAAP to non-GAAP reconciliation provided in "Non-GAAP Financial Measures," for the year ended December 31, 2012, was $13.0 million compared to $20.2 million for the year ended December 31, 2011, or a 35% decrease from the prior year. The decrease in adjusted EBITDA for the year ended December 31, 2012, was primarily attributable to increased operating expenses as well as decreased revenues coupled with an increase in cost of revenues compared to the year ended December 31, 2011.

•	Total cash, cash equivalents and short-term investments declined by 8% to $78.2 million at December 31, 2012, compared to $85.2 million at December 31, 2011.
Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to the consolidated financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and deferred revenue, stock‑based compensation, impairment of goodwill and intangible assets and the valuation of deferred tax assets. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
While our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies, we believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements.
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

We often enter into multiple element arrangements that contain various combinations of services from the above described subscriptions and interactive services. Interactive services clients are billed a percentage of the contracted fee upon signing of the contract with the balance billed upon achievement of certain milestones or a specific date. Because billings for sponsored content occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized over the contracted term as delivery occurs. Most elements have a delivery period of one year, and in some cases up to 24 months, but the various elements may or may not be delivered concurrently.
We allocate revenue in an arrangement using BESP if a vendor does not have vendor specific objective evidence ("VSOE") of fair value or third-party evidence ("TPE") of fair value.
If we cannot establish VSOE of fair value, we then determine if we can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. Our services differ significantly from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand‑alone basis. Therefore, we are typically not able to determine TPE.

If both VSOE and TPE do not exist, we use BESP to establish fair value and to allocate total consideration to each element in the arrangement and consideration related to each element is then recognized ratably over the delivery period of each element. Any discount or premium inherent in the arrangement is allocated to each element in the arrangement based on the relative fair value of each element.
The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand‑alone basis. We determine BESP for a product or service by considering multiple factors including an analysis of recent stand‑alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. As these factors are mostly subjective, the determination of BESP requires significant judgment. If we had chosen different values for BESP, our revenue and deferred revenue could have been materially different.
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
Stock‑based compensation
The following table summarizes stock‑based compensation charges for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Stock-based compensation expense	$4,317	$7,805	$5,962
Stock-based compensation associated with outstanding repriced options	17	(463)	394
Total stock-based compensation expense	$4,334	$7,342	$6,356
For stock options and restricted stock units, or RSUs, granted on or after January 1, 2006, stock‑based compensation is measured at grant date based on the fair value of the award and are typically expensed on a straight-line basis over the requisite service period. For options granted prior to January 1, 2006, we continue to recognize compensation expense on the remaining unvested awards under the intrinsic value method unless such grants are materially modified.
We considered the fair value of our common stock and the exercise price of the grant as variables in the Black‑Scholes option pricing model to determine stock‑based compensation. This model requires the input of assumptions on each grant date, some of which are highly subjective, including the expected term of the option, expected stock price volatility and expected forfeitures.

We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the contractual term of the option. We concluded that it was not practicable to use our share price as the sole basis for calculating volatility due to the fact that our securities have been publicly-traded for less than two years. Therefore, we based expected volatility on a combination of Epocrates volatility and the historical volatility of a peer group of publicly traded entities for the same expected term of our options with a heavier weighting being given to the peer group. We intend to continue to consistently apply this process using the same or similar entities and more fully weight the Epocrates volatility in the calculation as a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with pre-vesting option cancellations. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock‑based compensation expense, net loss and net loss per share amounts could have been materially different.
Certain employees have received grants for which the ultimate number of shares that will be subject to vesting is dependent upon the achievement of certain financial targets for the year. Such determination is not made until the grant’s vesting determination date, which is the date our fiscal year financial statements are available. The grant is initially recorded at the maximum attainable number of shares that is most likely to be subject to vesting based on available financial forecasts as of the date of grant. This amount is adjusted on a quarterly basis as new financial forecasts become available. Stock‑based compensation expense for these grants is recorded over the requisite service period, generally four years. Such options generally vest ratably over four years from the vesting determination date.

Impairment of Goodwill and Intangible Assets
Significant judgments are required in assessing impairment of goodwill and intangible assets, including identifying reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit, which includes estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value, whether an impairment exists and, if so, the amount of that impairment. Circumstances that could affect the valuation of goodwill and intangible assets include, among other things, a significant change in our business climate and buying habits of our customers along with increased costs to provide systems and technologies required to support the technology.
Goodwill. In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. For the year ended December 31, 2012, the Company prepared a qualitative assessment and determined a quantitative assessment was not necessary.
Goodwill is currently our only indefinite‑lived intangible asset. Goodwill is evaluated for impairment at the reporting unit level, which is one unit below or the same as an operating segment, at least annually on December 31 of each calendar year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit when a qualitative assessment is performed. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.
For the Subscriptions and Interactive Services reporting unit, the Company performed its annual impairment test in December 2011 and determined that the undiscounted cash flow from the long-range forecast exceeded the carrying amount of goodwill, and therefore, no impairment was indicated. In December 2012, the Company performed a qualitative assessment as of December 31, 2012. To perform the qualitative analysis, the Company considered the impact of several key factors including general economic conditions, change in industry and competitive environment, market capitalization, earnings multiples, regulatory and political developments, overall performance and litigation. Based on the Company's review of these key factors, the Company determined that a quantitative assessment for 2012 was not necessary.
In 2011, the Company identified two operating units. In addition to the Subscriptions and Interactive Services reporting unit mentioned above, the Company also identified an EHR reporting unit. The EHR reporting unit included goodwill of $1.1 million that was recorded in conjunction with the acquisition of Caretools, Inc. In conducting the annual impairment test for 2011, the Company took into account that it had only recently entered a controlled release of its EHR product and that its revenue and subscriber estimates had not materialized. Based on the factors outlined above, the Company compared the fair value of the goodwill assigned to the EHR reporting unit against its carrying value. As a result of this analysis, the Company determined that the carrying value of the EHR goodwill exceeded its fair value at December 31, 2011 and recorded an impairment charge of $1.1 million to write down the carrying value of the goodwill associated with the EHR business to an estimated fair value of zero in 2011. The impairment charge is recorded in Impairment of Long-lived Assets and Goodwill in the Company’s consolidated statements of operations.

Intangible Assets. Intangible assets consist of purchased intellectual property acquired in transactions that were accounted for as business combinations under GAAP and are measured at fair value at the date of acquisition. We amortize all intangible assets on a straight‑line basis over their expected lives. We evaluate our intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent that the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis of the business climate, industry factors and the trend of sales and cash flows, no impairment charge was recorded during the current year, as management concluded there were no factors warranting an impairment analysis on December 31, 2012. We recorded an impairment charge of $0.5 million in the fourth quarter of 2011 to write down the carrying value of the intangible assets associated with the EHR reporting unit to their estimated fair value of zero. As of December 31, 2012, we had approximately $2.8 million of intangible assets, net.

Valuation of deferred tax assets
A valuation allowance of approximately $0.9 million has been recorded at December 31, 2012 to offset specific state deferred tax assets, as we believe that it is not more likely than not that such deferred tax assets will be realized.
At December 31, 2012, we had federal and state tax net operating loss carryforwards before the valuation allowance and before the excess tax benefit of $2.6 million and $17.1 million, respectively. Of these amounts, $0.7 million and $3.0 million, respectively, are associated with windfall tax benefits and will be recorded as additional paid-in-capital when realized. The federal and state net operating losses will begin to expire in 2019 and 2014, respectively. Of these amounts, $0.2 million and zero, respectively, are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. At December 31, 2012, we had federal and state research tax credit carryforwards of $2.0 million and $1.7 million, respectively. The federal research credit carryforward begins to expire in 2028. The state research credit carryforwards do not expire. At December 31, 2012, we had federal alternative minimum tax, or AMT, credit carryforwards of $0.7 million which are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal AMT credit carryforwards do not expire.
Based on our forecasts, we believe that we will more likely than not be able to utilize our U.S. federal net operating losses and research and development credits; as such, no valuation allowance is necessary. With regard to our state net operating losses, we have established a valuation allowance on specific state net operating losses for which we believe that we will not more likely than not be able to utilize. In 2011, we evaluated our California research and development credits carried forward. Based on our projected California income, we believed that we would not more likely than not be able to utilize our existing research and development credits and, as such, a valuation allowance was recorded against the California research and development credits. We continue to believe that a valuation allowance on these credits is appropriate as of December 31, 2012.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2012, compared to the years ended December 31, 2011 and 2010 (dollars in thousands):

	Twelve Months Ended December 31,
	2012	% Revenue	2011	% Revenue	2010	% Revenue
Total revenues, net	$111,129	100.0%	$113,321	100.0%	$103,988	100.0%
Total cost of revenues	43,689	39.3%	40,192	35.5%	31,730	30.5%
Gross profit	67,440	60.7%	73,129	64.5%	72,258	69.5%
Operating expenses:				—%		—%
Sales and marketing	27,895	25.1%	26,602	23.5%	27,328	26.3%
Research and development	20,698	18.6%	21,087	18.6%	15,704	15.1%
General and administrative	18,949	17.1%	22,700	20.0%	15,729	15.1%
Facilities exit costs	—	—%	618	0.5%	—	—%
Gain on settlement and change in fair value of contingent consideration	—	—%	(5,933)	(5.2)%	(1,946)	(1.9)%
Total operating expenses	67,542	60.8%	65,074	57.4%	56,815	54.6%
(Loss) income from operations	(102)	(0.1)%	8,055	7.1%	15,443	14.9%
Interest income	35	—%	75	0.1%	93	0.1%
Other income, net	13	—%	183	0.2%	1,475	1.4%
Income before income taxes	(54)	—%	8,313	7.3%	17,011	16.4%
Provision for income taxes	(1,699)	(1.5)%	(3,060)	(2.7)%	(8,815)	(8.5)%
(Loss) income from continuing operations	(1,753)	(1.6)%	5,253	4.6%	8,196	7.9%
Gain (loss) from discontinued operations, net of tax	(1,666)	(1.5)%	(8,826)	(7.8)%	(4,393)	(4.2)%
Net (loss) income	$(3,419)	(3.1)%	$(3,573)	(3.2)%	$3,803	3.7%

In 2011, we had two reportable segments: (1) Subscriptions and Interactive Services and (2) EHR. On February 24, 2012, the Audit Committee of our Board of Directors, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR product. In the first quarter of 2012, we qualified for discontinued operations presentation under GAAP, and at such time, the EHR operating segment results were reported in loss from discontinued operations on our consolidated statements of comprehensive (loss) income. Prior period results have been revised in order to conform to the current period presentation.

Revenues

We generate approximately 80% of our revenue from providing healthcare companies with interactive services to communicate with our network of members (60%) and by leveraging our network of healthcare professionals for market research services (20%). The remainder of our revenue (20%) is generated through the sale of subscriptions to our premium drug and clinical reference tools to healthcare professionals.

Revenues from Subscriptions and Interactive Services were as follows (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Subscriptions	$19,033	$22,495	$24,683
Interactive Services	92,096	90,826	79,305
	$111,129	$113,321	$103,988

Subscriptions. Subscriptions revenue decreased $3.5 million for the year ended December 31, 2012. The decrease in subscriptions revenue for the year ended December 31, 2012 is primarily attributable to an unusually high number of unused license code expirations for which we recognized incremental revenue of $1.4 million in 2011. The decline in subscriptions revenue was additionally impacted by a decrease of approximately $0.8 million in the year ended December 31, 2012 in iTunes App Store sales, as we decreased our offering of applications from the prior year. Webstore revenue and institutional license sales also decreased $0.6 million and $0.4 million, respectively, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to renewal cycles. Subscriptions revenue decreased $2.2 million for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to a substantial decline in the number of license code expirations. We expect the percentage of members who pay for a subscription to remain unchanged or even decrease over time. As a result, we expect subscription revenue from our premium products to decrease in total and as a percentage of revenue in the future.

Interactive Services.  Interactive services revenue increased $1.3 million for the year ended December 31, 2012. The $1.3 million increase in interactive services revenue for the year ended December 31, 2012 was the result of a $2.9 million increase in market research services partially offset by a $1.2 million decline in pharmaceutical revenues and a $0.4 million decrease in formulary hosting services. Interactive services revenue increased $11.5 million for the year ended December 31, 2011 as compared to the same period in 2010 due to a $7.1 million increase in DocAlert clinical messaging services and a $6.2 million increase in revenue from virtual representative services, which were partially offset by a $2.9 million decrease in revenue from formulary hosting services.

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

The following is a breakdown of cost of revenues related to subscriptions and interactive services for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Subscriptions	$7,393	$7,670	$6,516
Interactive Services	36,296	32,522	25,214
	$43,689	$40,192	$31,730

Subscriptions. Cost of revenues for subscriptions increased less than $0.3 million for the year ended December 31, 2012 versus 2011, primarily due to additional investments made in infrastructure for our co-location. These investments are mostly fixed in nature and are allocated as a percentage of revenue. The investments primarily consist of headcount, consulting expenses and hardware and software purchases for the co-location group, which handles our servers that support all revenue streams. Cost of revenues for subscriptions increased $1.2 million for the year ended December 31, 2011 as compared to 2010, primarily due to increases in third party royalties.

As a percentage of subscriptions revenue, cost of subscriptions revenues was 39% for the year ended December 31, 2012, versus 34% for the year ended December 31, 2011 and 26% for the year ended December 31, 2010. The increase in cost of subscriptions revenues as a percentage of subscriptions revenues for the year ended December 31, 2012 and 2011 is due to the decline in subscriptions revenues coupled with increased costs from the same periods in the prior year.

Interactive Services. Cost of interactive services revenues increased approximately $3.8 million for the year ended December 31, 2012, compared to 2011, primarily due to increases of $2.4 million in honoraria expenses as a result of higher market research activity and $1.3 million in increased co-location employee-related expenses as a result of investments in infrastructure. These investments are mostly fixed in nature and are allocated as a percentage of revenue. The investments primarily consist of headcount, consulting expenses and hardware and software purchases for the co-location group, which handles our servers that support all revenue streams. Cost of interactive services revenues increased $7.3 million for the year ended December 31, 2011 as compared to 2010 due to increases of $3.1 million in amortization of intangible assets and capitalized software, $2.5 million in honoraria and content fees and $2.4 million in consulting and employee compensation expense due to an increase in outsourced services and headcount. The increase in amortization of intangible assets and capitalized software was primarily due to a full year of amortization of intangible assets acquired as a result of the MedCafe Inc. and Modality, Inc. acquisitions in 2010.

Cost of interactive services revenues as a percentage of interactive services revenues was 39% for the year ended December 31, 2012, 36% for the year ended December 31, 2011 and 32% for the year ended December 31, 2010.

Sales and marketing expense

Sales and marketing expense primarily consists of salaries and related personnel expenses, sales commissions, stock-based compensation, trade show expenses, promotional expenses, public relations expenses and allocated overhead.

Sales and marketing expense increased $1.3 million for the year ended December 31, 2012 as compared to 2011 due to increases in headcount and additional marketing campaign spending. Sales and marketing expense decreased $0.7 million for the year ended December 31, 2011 as compared to 2010 due to lower sales commission expense in 2011.

Sales and marketing expense as a percentage of total revenues, net for the years ended December 31, 2012, 2011 and 2010 was 25%, 23% and 26%, respectively.

Research and development expense

Research and development expense primarily consists of salaries and related personnel expenses, stock-based compensation, allocated overhead, consultant fees and expenses related to the design, development, testing and enhancements of our services.

Research and development expense decreased approximately $0.4 million, for the year ended December 31, 2012, compared to the year ended December 31, 2011 due to a small reduction in headcount. Research and development expense increased $5.4 million for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to a $5.2 million increase in salaries and related personnel expenses.

As a percentage of total revenues, research and development expense for December 31, 2012, 2011 and 2010 was 19%, 19% and 15%, respectively.

General and administrative expense

General and administrative expense primarily consists of salaries and related personnel expenses, stock-based compensation, consulting, audit fees, legal fees, allocated overhead and other general corporate expenses.

General and administrative expense decreased $3.8 million, or 17%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease was primarily due to decreases of $2.4 million in stock-based compensation expense and $1.0 million of legal fees. The $2.4 million decrease in stock-based compensation expense was primarily due to the departure of certain members of senior management during 2012 and the modification of certain options in 2011. The decrease in legal fees is primarily due to the conclusion of the SEC subpoena. General and administrative expense increased $7.0 million for the year ended December 31, 2011 compared to 2010 primarily due to increases of $2.2 million in stock-based compensation expense due to the modification of certain options, $1.9 million in employee salary and other personnel costs, $1.8 million in professional services due to increased legal fees related to the SEC subpoena and $0.4 million in recruiting costs.

General and administrative expense as a percentage of total revenues, net for the years ended December 31, 2012, 2011 and 2010 was 17%, 20% and 15%, respectively.

Facilities exit costs

We recorded a charge of approximately $0.6 million in the year ended December 31, 2011, relating to facilities exit costs. We vacated our East Windsor, New Jersey office in the first quarter of 2011 and relocated our New Jersey operations to Ewing, New Jersey. We had signed a non-cancellable lease for the East Windsor location, which did not expire until the end of fiscal 2012, and therefore, we were liable to make monthly lease rentals under the contract. The liability recorded at fair value is based on the present value of the remaining lease rentals and is reduced for the estimated sub-lease rentals that could be reasonably obtained for the property.

Gain on settlement and change in fair value of contingent consideration

In connection with the acquisition of MedCafe on February 1, 2010, we recorded contingent consideration of $14.8 million on the acquisition date. This contingent consideration was based on an estimate of revenues to be generated from sales of products developed incorporating MedCafe technology.

For the year ended December 31, 2011, gain on settlement and change in fair value of contingent consideration reflects a $6.4 million gain on settlement as a result of an agreement entered into with the sellers of MedCafe, Inc. during June 2011, offset by an increase in contingent consideration expense of $0.5 million related to revaluing the contingent consideration liability to its fair value as of March 31, 2011. For the year ended December 31, 2010, gain on settlement and change in fair value of contingent consideration reflects a reduction to contingent consideration expense of $1.9 million, which we recorded to revalue the contingent consideration liability for MedCafe to its fair value as of December 31, 2010.

Provision for income taxes

Our projected long-term combined federal and state tax rate is approximately 37%. For the year ended December 31, 2012, we recorded an income tax provision of approximately $0.8 million, which was comprised of a $1.7 million income tax provision related to continuing operations and an income tax benefit of approximately $0.9 million related to discontinued operations. For the year ended December 31, 2011, we recorded an income tax benefit of approximately $2.2 million, which was comprised of an income tax provision of approximately $3.1 million allocated to continuing operations and an income tax benefit of approximately $5.3 million allocated to discontinued operations. For the year ended December 31, 2010, we recorded an income tax provision of approximately $5.2 million, which was comprised of an $8.8 million income tax provision related to continuing operations and an income tax benefit of $3.6 million related to discontinued operations.

The provision for income taxes recorded during the year ended December 31, 2012 resulted in an effective income tax rate of approximately 28%. The effective income tax rate for 2012 reflected the federal and state statutory rates adjusted for a tax deficiency in excess of the additional paid-in capital pool. The provision for income taxes for the year ended December 31, 2011 resulted in an effective income tax rate of approximately 38%. The effective income tax rate for 2011 was higher than our combined federal and state statutory tax rate due to an increase in the generation of federal and California research and development credits of $0.5 million and $0.3 million, respectively. These credits were partially offset by income tax expense of approximately $0.5 million related to the establishment of a valuation allowance against our California research and development credits. The provision for income taxes for the year ended December 31, 2010 resulted in an effective income tax rate of approximately 58%. The effective income tax rate for 2010 reflected income tax expense on $3.1 million of stock-based compensation expense related to incentive stock options, or ISOs. GAAP does not allow us to record a benefit on ISOs unless and until there is a disqualifying disposition of the stock. In addition, California amended its tax law effective in 2011 to allow companies to elect to use sales as the sole factor in determining California apportionment. We elected this method, and therefore, the amount of income subject to tax in California was reduced. As a result, our deferred tax assets in California were written down, which increased our effective income tax rate.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a U.S. GAAP basis, we use non-GAAP measures, such as adjusted EBITDA, with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. In addition, these adjusted non-GAAP results are among the information management uses as a basis for planning and forecasting for future periods. The presentation of this additional information is not meant to be considered in isolation from or as a substitute for results prepared in accordance with GAAP. Adjusted EBITDA is an unaudited number and represents net income before income and expenses unrelated to core business activities, such as: interest income, other income, net and provision for income taxes; non-recurring income and expenses, such as facilities exit costs and gain on sale and change in fair value of contingent consideration; and non-cash charges, such as depreciation and amortization expense (including intangible assets) related to the core business, stock-based compensation and other expenses.

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

•	investors commonly adjust EBITDA information to eliminate the effect of stock-based compensation expenses and other charges, which can vary widely from company to company and impair comparability.

Our management uses adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations;

•	in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance; and

•	as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net (loss) income to adjusted EBITDA (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Net (loss) income, as reported	$(3,419)	$(3,573)	$3,803
Loss from discontinued operations, net of tax	(1,666)	(8,826)	(4,393)
(Loss) income from continuing operations	$(1,753)	$5,253	$8,196
Add: (Income) expenses unrelated to core business activities
Interest income	(35)	(75)	(93)
Other income, net	(13)	(183)	(1,475)
Provision for income taxes	1,699	3,060	8,815
Add: Non-recurring and non-cash charges (income)
Depreciation and amortization expense (including intangible assets) related to core business	7,968	7,913	4,385
Stock-based compensation	4,260	7,342	6,356
Gain on settlement and change in fair value of contingent consideration (1)	—	(5,933)	(1,946)
Other (2)	922	2,811	694
Adjusted EBITDA	$13,048	$20,188	$24,932

(1)
Includes a $6.4 million gain recognized in the second quarter of 2011 related to the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company we acquired in 2010.

(2)
For the year ended December 31, 2012, represents approximately $0.7 million for severance payments and approximately $0.3 million for fees incurred as a result of the potential merger agreement with athenahealth. For the year ended December 31, 2011, represents $1.0 million in legal expenses associated with the SEC subpoena, $1.0 million in severance payments,$0.6 million in facilities exit costs and a $0.2 million rent refund. For the year ended December 31, 2010, the entire amount represents severance payments.

Note: prior period amounts have been revised to conform to the current period presentation.

The decrease in adjusted EBITDA for the year ended December 31, 2012 was primarily attributable to increased operating expenses as well as decreased revenues coupled with an increase in cost of revenues compared to the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2012 consisted of cash, cash equivalents and short-term investments of $78.2 million compared to $85.2 million at December 31, 2011. We believe that our available cash resources and anticipated future cash flow from operations will provide sufficient cash resources to meet our contractual obligations and our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of clients at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting our clients and us.

Operating activities

Cash used in operating activities in 2012 was $4.6 million, which related to net losses of $3.4 million adjusted by $0.8 million of other accrued liabilities and payables. Cash used in operating activities declined by $13.4 million in 2012 primarily due to $10.2 million of deferred revenue and $2.3 million of accounts receivable.

Cash provided by operating activities in 2011 was $8.8 million, which related to net losses of $3.6 million adjusted by depreciation and amortization expenses of $8.7 million and stock-based compensation of $7.3 million, partially offset by increases of accounts receivable and deferred tax assets of $1.6 million and $2.9 million, respectively.

Cash provided by operating activities was approximately $9.1 million in 2010, which was primarily attributable to net income of $3.8 million plus stock-based compensation of $6.3 million and depreciation and amortization of $4.4 million, and a decrease in deferred tax assets of $4.5 million, partially offset by a decrease in deferred revenue of $7.5 million.

Investing activities

Cash used in investing activities was $13.9 million for the year ended December 31, 2012, compared with net cash used in investing activities of $1.0 million for the comparable period in 2011. The $12.9 million increase in cash used in investing activities was primarily due to a $17.9 million increase in net purchases of short-term investments over sales and maturities, partially offset by a $5.6 million decrease in purchases of property and equipment as a result of the discontinuation of our EHR operations in early 2012.

Our capital expenditures were $4.5 million, $10.1 million and $4.7 million in 2012, 2011 and 2010, respectively, and cash used for business acquisitions was $14.7 million in 2010. Other cash provided by (used in) investing activities was due to purchases, sales and maturities of short-term investments.

Financing activities

Cash provided by financing activities was $2.1 million in the year ended December 31, 2012, compared with $31.5 million of cash provided by financing activities in the year ended December 31, 2011. Cash provided by financing activities of $2.1 million during the year ended December 31, 2012 is due to proceeds received from the exercise of common stock options. The $29.4 million decrease in cash provided by financing activities in the year ended December 31, 2012 was primarily a result of a net cash inflow of $34.6 million in the year ended December 31, 2011 due to $64.2 million of proceeds from the issuance of common stock under our IPO, partially offset by the payment of $29.6 million of aggregate cumulative dividends to the holders of our Series B preferred stock. The decline in cash provided by financing activities in the year ended December 31, 2012 was additionally offset by a $6.4 million decline due to the gain on the settlement of a contingent consideration agreement with the sellers of MedCafe, Inc. during the year ended December 31, 2011.

Cash used in financing activities of $0.5 million in 2010 was due to repurchases of our stock from certain employees, former employees and former directors, totaling $3.5 million, partially offset by proceeds from the exercise of employee stock options of $2.7 million. During 2010, certain individuals, including former employees and former directors, entered into binding agreements to sell common stock held by them to three accredited investors. During 2010, we exercised our right of first refusal for 0.4 million shares of common stock at contracted prices ranging from $6.42 to $11.43 for an aggregate purchase price of $3.5 million.

Contractual Obligations
Please reference "Item 8. Financial Statements and Supplementary Data - Note 10. Commitments and Contingencies" for the Company's future contractual obligations.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Epocrates, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 11, 2013

EPOCRATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$58,944	$75,326
Short-term investments	19,301	9,897
Accounts receivable, net of allowance for doubtful accounts of $142 and $85, respectively	26,568	22,748
Deferred tax asset	3,687	7,390
Prepaid expenses and other current assets	3,252	3,218
Total current assets	111,752	118,579
Property and equipment, net	7,853	7,283
Deferred tax asset	2,486	1,280
Goodwill	17,959	17,959
Other intangible assets, net	2,768	6,771
Other assets	358	352
Total assets	$143,176	$152,224
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,436	$3,282
Deferred revenue	38,045	46,429
Other accrued liabilities	9,521	9,600
Total current liabilities	51,002	59,311
Deferred revenue, less current portion	5,885	8,088
Other liabilities	1,330	1,893
Total liabilities	58,217	69,292
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity
Preferred stock: $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 24,902 and 24,370 shares issued and outstanding at December 31, 2012 and 2011, respectively	25	24
Additional paid-in capital	134,682	129,238
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(49,747)	(46,328)
Total stockholders’ equity	84,959	82,932
Total liabilities and stockholders’ equity	$143,176	$152,224

The accompanying notes are an integral part of these consolidated financial statements.

EPOCRATES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Subscription revenues	$19,033	$22,495	$24,683
Interactive services revenues	92,096	90,826	79,305
Total revenues, net	111,129	113,321	103,988

Cost of subscription revenues	7,393	7,670	6,516
Cost of interactive services revenues	36,296	32,522	25,214
Total cost of revenues	43,689	40,192	31,730
Gross profit	67,440	73,129	72,258

Operating expenses:
Sales and marketing	27,895	26,602	27,328
Research and development	20,698	21,087	15,704
General and administrative	18,949	22,700	15,729
Facilities exit costs	—	618	—
Gain on settlement and change in fair value of contingent consideration	—	(5,933)	(1,946)
Total operating expenses	67,542	65,074	56,815
(Loss) income from operations	(102)	8,055	15,443
Interest income	35	75	93
Other income, net	13	183	1,475
Income before income taxes	(54)	8,313	17,011
Provision for income taxes	(1,699)	(3,060)	(8,815)
(Loss) income from continuing operations	(1,753)	5,253	8,196
Loss from discontinued operations, net of tax (includes 2012 proceeds from sale of component technology of $1.5 million)	(1,666)	(8,826)	(4,393)
Net (loss) income	$(3,419)	$(3,573)	$3,803
Unrealized gains (losses) on available-for-sale securities, net	1	(1)	—
Comprehensive (loss) income	$(3,418)	$(3,574)	$3,803

Net (loss) income attributable to common stockholders – basic	$(3,419)	$(3,867)	$113
Net (loss) income attributable to common stockholders – diluted	$(3,419)	$(3,867)	$126

Net (loss) income per share – basic
Continuing operations	$(0.07)	$0.23	$0.59
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01

Net (loss) income per share – diluted
Continuing operations	$(0.07)	$0.23	$0.59
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01

Weighted average common shares outstanding – basic	24,722	22,297	7,558
Weighted average common shares outstanding – diluted	24,722	23,875	9,145

The accounts below include stock-based compensation of the following amounts:

Cost of revenues	$232	$183	$272
Sales and marketing	811	1,361	1,741
Research and development	667	730	1,512
General and administrative	2,550	5,068	2,831
Discontinued operations	74	—	—
The accompanying notes are an integral part of these consolidated financial statements.

EPOCRATES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
Balance at January 1, 2010	13,142	$70,502	7,509	$8	$—	$6,291	$(1)	$(43,962)	$(37,664)
Issuance of common stock upon exercise of stock options	—	—	663	—	—	2,680	—	—	2,680
Stock-based compensation expense	—	—	—	—	—	5,962	—	—	5,962
Stock compensation associated with outstanding repriced options	—	—	—	—	—	394	—	—	394
Purchase of treasury stock	—	—	(120)	—	(3,491)	—	—	—	(3,491)
Retirement of treasury stock	—	—	(250)	—	3,491	(895)	—	(2,596)	—
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	2,840	—	—	—	(2,840)	—	—	(2,840)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	319	—	—	319
Net income	—	—	—	—	—	—	—	3,803	3,803	3,803
Comprehensive income	—	—	—	—	—	—	—	—	—	3,803
Balance at December 31, 2010	13,142	$73,342	7,802	$8	—	$11,911	$(1)	$(42,755)	$(30,837)
Issuance of common stock in an initial public offering (“IPO”), net of discounts and issuance costs	—	—	4,378	4	—	62,159	—	—	62,163
Accrued dividend on Series B mandatorily redeemable convertible preferred stock	—	255	—	—	—	(255)	—	—	(255)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)	—	—	—	—	—	—	—
Conversion of mandatorily redeemable convertible preferred stock to common stock in conjunction with the IPO	(13,142)	(44,011)	11,089	11	—	44,000	—	—	44,011
Conversion of preferred stock warrant to common stock warrant	—	—	—	—	—	140	—	—	140
Issuance of common stock upon exercise of stock options	—	—	1,084	1	—	3,483	—	—	3,484

Issuance of common stock upon release of restricted stock units ("RSUs")	—	—	17	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,935	—	—	7,935
Stock compensation associated with outstanding repriced options	—	—	—	—	—	(463)	—	—	(463)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1)	—	(1)	(1)
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	328	—	—	328
Net loss	—	—	—	—	—	—	—	(3,573)	(3,573)	(3,573)
Comprehensive loss	—	—	—	—	—	—	—	—	—	$(3,574)
Balance at December 31, 2011	—	$—	24,370	$24	$—	$129,238	$(2)	$(46,328)	$82,932
Issuance of common stock upon exercise of stock options	—	—	487	1	—	1,710	—	—	1,711
Issuance of common stock upon release of RSUs	—	—	45	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,402	—	—	4,402
Stock compensation associated with outstanding repriced options	—	—	—	—	—	17	—	—	17
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	1	—	1	1
Excess tax benefit from stock-based compensation awards	—	—	—	—	—	(685)	—	—	(685)
Net loss	—	—	—	—	—	—	—	(3,419)	(3,419)	(3,419)
Comprehensive loss	—	—	—	—	—	—	—	—	—	$(3,418)
Balance at December 31, 2012	—	$—	24,902	$25	$—	$134,682	$(1)	$(49,747)	$84,959

The accompanying notes are an integral part of these consolidated financial statements.

EPOCRATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,419)	$(3,573)	$3,803
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	4,334	7,342	6,356
Depreciation and amortization	3,965	4,557	3,083
Amortization of intangible assets	4,003	4,181	1,319
Loss on write-off of property and equipment	220	187	—
Change in carrying value of preferred stock liability	—	—	33
Allowance for doubtful accounts and sales returns reserve	57	(56)	119
Facilities exit costs	—	618	—
Impairment of long-lived assets and goodwill	—	8,501	—
Excess tax benefit from stock based awards	(422)	(328)	(319)
Gain on settlement and change in fair value of contingent consideration	—	(8,145)	(1,034)
Gain on sale-leaseback of building	—	—	(1,689)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,877)	(1,591)	(3,911)
Deferred tax asset, current and non-current	1,812	(2,920)	4,495
Prepaid expenses and other assets	(40)	797	(1,165)
Accounts payable	130	27	1,210
Deferred revenue	(10,587)	(379)	(7,464)
Other accrued liabilities and other payables	(772)	(399)	4,276
Net cash (used in) provided by operating activities	(4,596)	8,819	9,112
Cash flows from investing activities:
Purchase of property and equipment	(4,516)	(10,064)	(4,657)
Business acquisitions	—	—	(14,600)
Purchase of short-term investments	(20,083)	(24,849)	(27,793)
Sale of short-term investments	—	8,590	1,797
Decrease in restricted cash	—	500	—
Maturity of short-term investments	10,680	24,800	11,725
Net cash used in investing activities	(13,919)	(1,023)	(33,528)
Cash flows from financing activities:
Net cash proceeds from issuance of common stock	—	64,188	—
Payment and settlement of contingent consideration	—	(6,871)	—
Acquisition of common stock	—	—	(3,491)
Payment of accrued dividends on Series B mandatorily redeemable convertible preferred stock	—	(29,586)	—
Excess tax benefit from stock-based compensation awards	422	328	319
Proceeds from exercise of common stock options	1,711	3,484	2,680
Net cash provided by (used in) financing activities	2,133	31,543	(492)
Net (decrease) increase in cash and cash equivalents	(16,382)	39,339	(24,908)
Cash and cash equivalents at beginning of period	75,326	35,987	60,895
Cash and cash equivalents at end of period	$58,944	$75,326	$35,987

Supplemental Disclosures:
Cash paid for income taxes	11	691	—
Cash refunded for income taxes	(9)	(293)	(969)
Cash paid for interest	—	—	214

Non-Cash Investing and Financing Activities:
Stock-based compensation capitalized in capitalized software	85	130	—
Retirement of treasury stock	—	—	2,596
Unrealized gain (loss) on available-for-sale securities, net of tax effect	1	(1)	—
Dividend accrued on Series B mandatorily redeemable convertible preferred stock	—	255	2,840
Accrued purchase of property and equipment and other assets	24	62	(843)
Contingent consideration recorded in connection with business acquisitions	—	—	14,750
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	44,011	—
Reclassification of costs of issuance of common stock from prepaid expenses and other current assets	—	2,025	—
The accompanying notes are an integral part of these consolidated financial statements.

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

As a result of the Company’s IPO and the exercise of the over-allotment option on February 3, 2011, both of which closed on February 7, 2011, the Company received net proceeds of approximately $64.2 million, after underwriting discounts and commissions of $4.9 million. In addition, the Company incurred other expenses associated with its IPO of approximately $3.0 million. From these proceeds, aggregate cumulative dividends to the holders of Epocrates’ Series B preferred stock were paid in full, in the amount of approximately $29.6 million. Upon the consummation of the IPO, the outstanding shares of the Company’s preferred stock were converted into an aggregate of 11,089,201 shares of common stock.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company's business environment; therefore, actual results could differ from those estimates, and such differences could be material. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management affect revenue recognition, the allowance for doubtful accounts, the subscription cancellations reserve, the carrying value of long-lived assets and goodwill, the depreciation and amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, the sales tax accrual, the build-out of the Company’s San Mateo facility, accounting for business combinations, stock‑based compensation expense and the fair value of the Company’s common stock and fair value of contingent consideration.

Out-of-Period Adjustments

In the fourth quarter of 2012, revenue has been reduced by $87 thousand for the correction of immaterial errors in deferred revenue balances, stock-based compensation has been reduced by $65 thousand for the correction of immaterial errors in additional paid-in capital and royalty expenses have been increased by $20 thousand for the correction of immaterial errors in accrued royalties. These errors reflect the cumulative correction of errors not material to historical or current year results.

The $87 thousand decrease in revenue reflects excess revenue recorded in the year ended December 31, 2011. The $65 thousand decrease in stock-based compensation reflects $35 thousand and $30 thousand of expense that should not have been recorded in the years ended December 31, 2011 and 2010, respectively. The $20 thousand increase in expense reflects $20 thousand of royalty expenses that should have been recorded in the year ended December 31, 2011. Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in the fourth quarter of 2012 is not material to our earnings for the full year ending December 31, 2012.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity from the Company’s date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents were $58.9 million and $75.3 million as of December 31, 2012 and 2011, respectively.
Short-Term Investments
The Company has classified its short-term investments as available-for-sale securities. Epocrates may sell these securities at any time for use in current operations or other purposes, including as consideration for acquisitions and strategic investments. These securities are reported at fair value with any changes in market value reported as a part of comprehensive (loss) income.
Fair Value of Financial Instruments
The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value because of the short-term nature of those instruments. The carrying value of the common stock warrant liability, which converted from a preferred stock warrant liability in 2011, (see "Note 11. Mandatorily Redeemable Convertible Preferred Stock") and contingent consideration (see "Note 6. Acquisitions and Dispositions") represents fair value. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings, including the financing liability (see "Note 8. Financing Liability"), approximate fair value using Level 2 inputs, which are described below.
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

The Company’s revenue and accounts receivable are derived primarily from clients in the healthcare industry (e.g., pharmaceutical companies, managed care companies and market research firms) within the U.S. For the years ended December 31, 2012, 2011 and 2010, no single client accounted for more than 10% of total revenues. There was one client that accounted for more than 10% of accounts receivable, net as of December 31, 2012 and one client accounted for 15% of accounts receivable, net as of December 31, 2011.

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
Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs are capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company previously capitalized software development costs upon technical feasibility for the electronic health record (“EHR”) solution until it announced its decision to discontinue the EHR business. Capitalized costs incurred in the first quarter of 2012 up until the date of the announcement were reclassified to loss from discontinued operations in the Company’s consolidated statements of comprehensive (loss) income.

Internal Use Software and Website Development Costs

With regard to software developed for internal use and website development costs, the Company expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life which is generally three years. For the years ended December 31, 2012 and 2011, the Company capitalized $2.5 million and $2.4 million, respectively, of software development costs related to software for internal use and website development costs. Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $2.2 million, $2.0 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of internal use software is reflected in cost of revenues. Costs associated with minor enhancement and maintenance of the Company’s website are expensed as incurred.

Goodwill
In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. For the year ended December 31, 2012, the Company prepared a qualitative assessment and determined a quantitative assessment is not necessary.
Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit when a qualitative assessment is performed. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.
For the Subscriptions and Interactive Services reporting unit, the Company performed its annual impairment test in December 2011 and determined that the undiscounted cash flow from the long-range forecast exceeded the carrying amount of goodwill, and therefore, no impairment was indicated. In December 2012, the Company performed a qualitative assessment as of December 31, 2012. To perform the qualitative analysis, the Company considered the impact of several key factors including general economic conditions, change in industry and competitive environment, market capitalization, earnings multiples, regulatory and political developments, overall performance and litigation. Based on the Company's review of these key factors, the Company determined that a quantitative assessment for 2012 was not necessary.
The EHR reporting unit included goodwill of $1.1 million that was recorded in conjunction with the acquisition of Caretools, Inc. In conducting the annual impairment test for 2011, the Company took into account that it had only recently entered a controlled release of its EHR product and that its revenue and subscriber estimates had not materialized. Based on the factors outlined above, the Company compared the fair value of the goodwill assigned to the EHR reporting unit against its carrying value. As a result of this analysis, the Company determined that the carrying value of the EHR goodwill exceeded its fair value at December 31, 2011 and recorded an impairment charge of $1.1 million to write down the carrying value of the goodwill associated with the EHR business to an estimated fair value of zero in 2011. The impairment charge is recorded in Impairment of Long-lived Assets and Goodwill in the Company’s consolidated statements of operations.

Impairment of Long-lived Assets
The Company evaluates long-lived assets for potential impairment whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. An impairment charge exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no such impairment losses during the years ended December 31, 2012 or 2010. There was an impairment recorded during the year ended December 31, 2011.
As discussed earlier, the Company determined that revenue and subscriber estimates for its EHR offering had not materialized and discontinued further development of the EHR product and business in February 2012. As there was no assurance that the Company would be able to sell its EHR assets, the carrying value of these assets was written down to an estimated fair value of zero as of December 31, 2011.
Freestanding Preferred Stock Warrants
Freestanding warrants that are related to the Company’s Convertible Preferred Stock were classified as liabilities on the Company’s balance sheet through the year ended December 31, 2010. The warrants were subject to reassessment at each balance sheet date, and any change in fair value was recognized as a component of other income, net. The Company adjusted the liability for changes in fair value until the completion of its IPO which closed on February 7, 2011, at which time all preferred stock warrants were converted into warrants to purchase common stock, and accordingly, the liability was reclassified to stockholders’ equity (deficit).

Revenue Recognition
Stand-Alone Sales of Premium Subscriptions Services. The majority of healthcare professionals in the Company’s network use its free products and do not purchase any of the Company’s premium subscriptions. The Company generates revenue from the sale of premium subscription products. Subscription options include:

•	a subscription to one of three premium mobile products the Company offers that a member downloads to their mobile device;

•	a subscription to the Company’s premium online product or site licenses for access via the Internet on a desktop or laptop; and

•	license codes that can be redeemed for such mobile or online premium products.
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
Online products and site licenses do not contain any software elements that are essential to the services being provided. For these services, revenue is recognized using the same criteria as above; however, collectability only need be reasonably assured. When collectability is not reasonably assured, revenue is deferred until collection.
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
If a paid member is unsatisfied for any reason during the first 30 days of the subscription and wishes to cancel the subscription, the Company provides a refund. The Company records a reserve based on estimated future cancellations using historical data. To date, such returns reserve has not been material and has been within management’s expectations.
Stand‑Alone Sales of Interactive Services. The Company also generates revenue by providing healthcare companies with targeted access to its member network through interactive services. These services include DocAlert clinical messaging services, virtual representative services, Epocrates market research services and formulary hosting services.
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

DocAlert Clinical Messaging Services. DocAlert messages are short clinical alerts delivered to the Company’s members when they connect with the Company’s databases to receive updated content. Most of these DocAlert messages are not sponsored and include useful information for recipients such as new clinical studies, practice management information and industry guidelines. The balance of DocAlert messages are sponsored by the Company’s clients. Messages are targeted to all or a subset of physicians to increase the value and relevance to recipients. Clients contract with the Company to publish an agreed upon number of DocAlert messages over the contract period, typically one year. Each sponsored message is available to members for four weeks. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for clinical messaging services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. The messages to be delivered can be either asymmetrical, that is each message is delivered to a different target group of members, or symmetrical, that is each message is delivered to the same target group of members. As discussed in detail under multiple element arrangements below, the Company allocates consideration to each message based on the Company’s best estimate of sales price (“BESP”), and recognizes revenue ratably over the delivery period of each message.
Virtual Representative Services. The Company’s mobile promotional programs are designed to supplement and replicate the traditional sales model with services typically provided during representative interactions – product detailing, drug sample delivery, patient literature delivery and drug coverage updates. The Company’s pharmaceutical clients contract with the Company to make one or more of these services available to its members for a period of time, usually one year. Typically, clients are billed a portion of the contracted fee upon signing of the contract with the balance billed upon one or more future milestones. Because billings for virtual representative services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the contracted term.
Epocrates Honors Market Research Services. The Company recruits healthcare professionals to participate in market research activities. Concurrently, this service offers market research specialists, marketers and investors the opportunity to survey their target audience. Typically, a customer will pay the Company a fee for access to a targeted group of its members whom they wish to survey. The Company pays a portion of this fee to the survey participants as an honoraria. Upon completion of the survey, which typically runs for about a month, the Company will bill the customer the entire amount due. The Company has concluded that it acts as the primary obligor. Accordingly, the Company recognizes the entire fee paid by its customers as revenue upon confirmation of completion of the survey, and the compensation paid by the Company to survey participants is recorded as a cost of revenue when earned by the participant.
Formulary Hosting Services. Healthcare professionals have the option to download health plan formulary lists for their geographic area or patient demographic at no cost. Clients, usually health insurance providers, contract with the Company to make their formulary available to the Company’s member base, typically for a one to three year period. Clients are typically billed up front on a quarterly or an annual basis. Because billings for formulary services typically occur in advance of services being performed, these amounts are recorded as deferred revenue when billed. Revenue is recognized ratably over the term of the contract.
Commission and royalty costs associated with products sold are expensed as incurred.
Multiple Element Arrangements. The Company often enters into arrangements that contain various combinations of services from the above described subscriptions and interactive services. The customer is charged a fee for the entire group of services to be provided. Clients are billed a percentage of the contracted fee upon signing the contract with the balance being billed upon achievement of certain milestones or upon a specific date. Most elements have a delivery period of one year, and in some cases up to 24 months, but the various elements may or may not be delivered concurrently.
The Company allocates revenue in an arrangement using BESP if a vendor does not have vendor specific objective evidence ("VSOE") of fair value or third-party evidence ("TPE") of fair value.
If the Company cannot establish VSOE of fair value, the Company then determines if it can establish TPE of fair value. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company’s services differ significantly from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand‑alone basis. Therefore, the Company is typically not able to determine TPE.

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

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand‑alone basis. The Company determines BESP for a product or service by considering multiple factors including an analysis of recent stand‑alone sales of that product, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. As these factors are mostly subjective, the determination of BESP requires significant judgment. If the Company had chosen different values for BESP, the Company’s revenue and deferred revenue could have been materially different.
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
Stock‑Based Compensation
For options granted on or after January 1, 2006, stock‑based compensation is measured at grant date based on the fair value of the award and is expensed on a straight-line basis over the requisite service period. For options granted prior to January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic value method unless such grants are materially modified.
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
Equity instruments issued to non-employees are recorded at their fair value on the measurement date. The measurement of stock‑based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed over the vesting period.

Research and Development

Research and development costs are expensed as incurred, except for certain internal use software development costs, which may be capitalized as noted above. Research and development costs include salaries, stock‑based compensation expense, benefits and other operating costs such as outside services, supplies and allocated overhead costs.
Advertising
Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying statements of operations. Advertising expense totaled $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Sales Taxes
When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to sales tax payable, respectively. The balances are then removed from the consolidated balance sheet as cash is collected from the customer and as remitted to the tax authority.

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
Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted income per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options, warrants and restricted stock units (“RSUs”) is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per common share for the years ended
December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
(Loss) income from continuing operations	$(1,753)	$5,253	$8,196
Loss from discontinued operations, net of tax	(1,666)	(8,826)	(4,393)
Net (loss) income	(3,419)	(3,573)	3,803
Less: Accrued dividend on Series B mandatorily redeemable convertible preferred stock plus an 8% non-cumulative dividend on Series A and Series C mandatorily redeemable convertible preferred stock	—	294	3,523
Less: Allocation of net income to participating preferred shares	—	—	167
Numerator for basic calculation	(3,419)	(3,867)	113
Undistributed earnings re-allocated to common stockholders	—	—	13
Numerator for diluted calculation	$(3,419)	$(3,867)	$126
Denominator:
Denominator for basic calculation, weighted average number of common shares outstanding	24,722	22,297	7,558
Dilutive effect of stock options, restricted stock units and warrants using the treasury stock method	—	1,578	1,587
Denominator for diluted calculation	24,722	23,875	9,145
Net (loss) income per share – basic
Continuing operations	$(0.07)	$0.23	$0.59
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01
Net (loss) income per share – diluted
Continuing operations	$(0.07)	$0.23	$0.59
Discontinued operations, net of tax	(0.07)	(0.40)	(0.58)
Net (loss) income per share attributable to common stockholders	$(0.14)	$(0.17)	$0.01

Diluted (loss) income per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock and stock options and warrants (using the treasury stock method). Dilutive securities have been excluded from the diluted loss per share computations as such securities have an anti-dilutive effect on net (loss) income per share.
For the years ended December 31, 2012, 2011 and 2010, the following securities were not included in the calculation of fully diluted shares outstanding as the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2012	2011	2010
Common stock warrants (1)	5	11	18
Outstanding unexercised options and restricted stock units	4,092	3,034	3,138
Mandatorily redeemable convertible preferred stock	—	972	13,142
Total outstanding	4,097	4,017	16,298
(1)    Series B preferred stock warrants were converted to common stock warrants upon the Company's IPO in 2011.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to losses or gains that, under GAAP, are recorded as elements of stockholders’ equity (deficit) but are excluded from net (loss) income. The Company’s other comprehensive (loss) income consists of unrealized gains (losses) on available-for-sale securities. Comprehensive (loss) income as of December 31, 2012, 2011 and 2010 consists of the following components, net of related tax effects (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(3,419)	$(3,573)	$3,803
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect	1	(1)	—
Comprehensive (loss) income	$(3,418)	$(3,574)	$3,803
Recently Issued Accounting Guidance
In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities are now allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance was effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption of the standard was permitted. The Company adopted this standard for the annual period beginning January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. Entities will be allowed to perform a qualitative assessment on indefinite-lived intangible assets (other than goodwill) to determine whether a quantitative assessment is necessary. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2013. The adoption of this guidance is not expected to have any impact on the Company’s financial position or the results of operations.

Segment Information

Previously, the Company had two reportable segments: (1) Subscriptions and Interactive Services and (2) EHR. On February 24, 2012, the Audit Committee of the Board of Directors of the Company, as authorized by the Board of Directors, approved the discontinuation of Epocrates’ EHR business. Upon such approval, the Company qualified for discontinued operations presentation under GAAP, and at such time, the EHR results were reported in loss from discontinued operations on the Company’s consolidated statements of comprehensive (loss) income. Prior period amounts have been revised in order to conform to the current period presentation. As a result of discontinuation of the EHR business, the Company operates only in the Subscriptions and Interactive Services segment subsequent to February 24, 2012. Substantially all of the Company’s revenues and all of the Company’s long-lived assets are located in the U.S.

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

The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, and December 31, 2011, and the basis of that measurement (in thousands):

As of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$905	$905	$—	$—
Short-term investments (See Note 4):
Obligations of U.S. government agencies	9,013	9,013	—	—
Obligations of U.S. corporations	6,952	—	6,952	—
Obligations of Non-U.S. corporations	3,336	—	3,336	—
Total short-term investments	19,301	9,013	10,288	—
TOTAL FINANCIAL ASSETS	$20,206	$9,918	$10,288	$—

As of December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Money market funds	$10,035	$10,035	$—	$—
Agency bonds	275	—	275	—
Short-term investments (See Note 4):
Obligations of U.S. government agencies	6,219	6,219	—	—
Obligations of U.S. corporations	2,630	—	2,630	—
Obligations of Non-U.S. corporations	1,048	—	1,048	—
Total short-term investments	9,897	6,219	3,678	—
TOTAL FINANCIAL ASSETS	$20,207	$16,254	$3,953	$—

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

During the years ended December 31, 2012, and December 31, 2011, there were no transfers between Level 1 and Level 2 fair value instruments.

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

The Company determines the fair value amounts by using available market information. As of December 31, 2012, and December 31, 2011, the average contractual maturity was less than 12 months and the contractual maturity of any single investment did not exceed 12 months.

As of December 31, 2012, and December 31, 2011, unrealized gains and losses on available-for-sale securities are summarized as follows (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$9,013	$1	$(1)	$9,013
Obligations of U.S. corporations	6,953	—	(1)	6,952
Obligations of Non-U.S. corporations	3,336	—	—	3,336
Money market funds	905	—	—	905
Cash	58,039	—	—	58,039
	$78,246	$1	$(2)	$78,245
Amounts included in cash and cash equivalents	$58,944	$—	$—	$58,944
Amounts included in short-term investments	19,302	1	(2)	19,301
	$78,246	$1	$(2)	$78,245

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, Cash Equivalents and Available-for-Sale Securities
Obligations of U.S. government agencies	$6,219	$1	$(1)	$6,219
Obligations of U.S. corporations	2,633	—	(3)	2,630
Obligations of Non-U.S. corporations	1,048	—	—	1,048
Agency bonds	275	—	—	275
Money market funds	10,035	—	—	10,035
Cash	65,016	—	—	65,016
	$85,226	$1	$(4)	$85,223
Amounts included in cash and cash equivalents	$75,326	$—	$—	$75,326
Amounts included in short-term investments	9,900	1	(4)	9,897
	$85,226	$1	$(4)	$85,223

As of December 31, 2012 and December 31, 2011, the Company’s cash equivalents were primarily in the form of money market funds, and the Company had no significant unrealized gains or losses on any of these investments. Cash equivalents were $0.9 million and $10.3 million as of December 31, 2012 and December 31, 2011, respectively.

5. Balance Sheet Components

The components of property and equipment, net as of December 31, 2012 and 2011 (in thousands) are as follows:

	December 31,
	2012	2011
Computer equipment and purchased software	$9,100	$9,955
Software developed for internal use	10,602	8,947
Furniture and fixtures	2,683	3,131
Leasehold improvements	2,185	2,112
	24,570	24,145
Less: Accumulated depreciation and amortization	(16,717)	(16,862)
	$7,853	$7,283

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $4.6 million million and $3.1 million, respectively.

The components of other accrued liabilities as of December 31, 2012 and 2011 (in thousands) are as follows:

	December 31,
	2012	2011
Accrued employee compensation	$3,135	3,021
Accrued market research honoraria	1,783	1,476
Accrued royalties payable	425	1,273
Other accrued expenses	4,178	3,830
	$9,521	$9,600

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

In June 2012, the Company sold certain assets related to the EHR iPad application to a third party pursuant to a purchase agreement that was not material to our condensed consolidated financial statements. The consideration received from the sale of the EHR iPad application together with all other miscellaneous wind-down costs resulted in a net loss of approximately $1.7 million for the twelve months ended December 31, 2012. The results of operations for the EHR business are recorded in loss from discontinued operations, net of tax, in the consolidated statements of comprehensive (loss) income for the year ended December 31, 2012 and 2011. The results of the EHR business for the twelve months ended December 31, 2012 and 2011 include tax benefits of $0.9 million and $5.3 million, respectively. Prior period amounts have been revised to conform to the current period presentation.

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

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying value of goodwill were as follows (in thousands):

	Caretools	MedCafe	Modality	Total
Balance at December 31, 2010	$1,120	$9,620	$8,339	$19,079
Impairment	(1,120)	—	—	(1,120)
Balance at December 31, 2011	$—	$9,620	$8,339	$17,959
Balance at December 31, 2012	$—	$9,620	$8,339	$17,959

Intangible Assets

Intangible assets excluding goodwill consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Technology	$11,260	$8,696	$2,564	$11,780	$5,015	$448	$6,317
Client relationships	30	30	—	60	34	26	—
Trademarks and trade name	40	40	—	50	31	9	10
Non-compete agreement	850	646	204	870	423	3	444
	$12,180	$9,412	$2,768	$12,760	$5,503	$486	$6,771

Amortization of intangible assets was $4.0 million, $4.2 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of the acquired intangible assets is reflected in cost of revenues. Amortization for the year ending December 31, 2013 is expected to be approximately $2.8 million.

8. Financing Liability
In April 2010, the Company modified the terms of the building lease, i.e., those which previously resulted in the Company being considered the owner of the building for accounting purposes. Under the terms of the modified lease, the letter of credit that constituted continuing involvement was replaced with a cash security deposit. This provision allowed the Company to qualify for sale-leaseback accounting and to begin accounting for the lease as an operating lease. In connection with the sale-leaseback of the building, the Company wrote off the remaining asset value of the building, related accumulated depreciation and the financing liability. As a result, the Company recorded a gain on sale-leaseback of $1.7 million.

9. Income Taxes

For the year ended December 31, 2012, the Company recorded an income tax provision of approximately $0.8 million, which was comprised of a tax provision of $1.7 million allocated to continuing operations and a tax benefit of $0.9 million allocated to discontinued operations. For the year ended December 31, 2011, the Company recorded an income tax provision of approximately $2.2 million, which was comprised of a tax provision of approximately $3.1 million allocated to continuing operations and a tax benefit of $5.3 million allocated to discontinued operations. For the year ended December 31, 2010, the Company recorded a tax provision of approximately $5.2 million, which was comprised of a tax provision of approximately $8.8 million allocated to continuing operations and a tax benefit of approximately $3.6 million allocated to discontinued operations.

The Company’s effective income tax expense differs from the expense computed using statutory tax rates for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax computed at the federal statutory rate	$(18)	$2,826	$5,973
State tax, federally effected	19	173	1,212
Stock compensation	1,459	21	1,080
Tax credits	(261)	(131)	(152)
State rate adjustment	(21)	15	764
Meals & entertainment	72	75	49
Transaction costs	146	—	35
Uncertain tax positions	6	8	14
Return to provision	60	40	(80)
Rate differential	—	2	(80)
Valuation allowance	237	31	—
Income tax provision	$1,699	$3,060	$8,815
The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit):
Federal	$(566)	$3,539	$4,194
State	86	495	508
	(480)	4,034	4,702
Deferred tax expense (benefit):
Federal	2,058	(584)	1,987
State	121	(390)	2,126
	2,179	(974)	4,113
Income tax provision	$1,699	$3,060	$8,815
The Company recorded an income tax benefit from discontinued operations of $0.9 million, $5.3 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$1,420	$1,300
Tax credits	2,039	911
Deferred revenue	4,186	7,021
Stock compensation	2,174	3,718
Accrued expenses	849	1,388
Charitable contributions	20	—
Total deferred tax assets	10,688	14,338
Valuation allowance	(904)	(668)
	9,784	13,670
Fixed assets	(1,902)	(2,126)
Intangible assets	(1,709)	(2,875)
Net deferred tax assets	$6,173	$8,669
The Company recorded increases in the valuation allowance of approximately $0.2 million and $0.5 million during December 31, 2012 and 2011, respectively. The increase in the valuation allowance in 2012 was recorded against state deferred tax assets related to certain research and development credits for which the Company has determined it is more likely than not that such deferred tax assets will not be realized in the future.
At December 31, 2012, the Company had federal and state tax net operating loss carryforwards before the valuation allowance and before the excess tax benefit of $2.6 million and $17.1 million, respectively. Of these amounts, $0.7 million and $3.0 million is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal and state net operating losses will begin to expire in 2019 and 2014, respectively. At December 31, 2012, the Company had federal and state research tax credit carryforwards of $2.0 million and $1.7 million, respectively. Of these amounts, $0.2 million and zero, respectively, is associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal research credit carryforward begins to expire in 2028. The state research credit carryforwards do not expire. At December 31, 2012, the Company had federal alternative minimum tax ("AMT") credit carryforwards of $0.7 million which are associated with windfall tax benefits and will be recorded as additional paid-in capital when realized. The federal AMT credit carryforwards do not expire.
At December 31, 2012, the Company's unrecognized tax benefit totalled $1.2 million, of which $1.1 million, if recognized, would affect the Company's effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The rollforward of gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2010	$668
Additions based on tax positions related to the current year	142
Additions for tax positions of prior years	—
Additions related to Modality acquisition	83
Reductions for tax positions of prior years	(2)
Settlements	—
Balance as of December 31, 2010	891
Additions based on tax positions related to the current year	236
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1)
Settlements	—
Balance as of December 31, 2011	1,126
Additions based on tax positions related to the current year	97
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(1)
Settlements	—
Balance as of December 31, 2012	$1,223
As of December 31, 2012, the amount of interest and penalties associated with the unrecognized tax benefits were insignificant. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company is subject to federal and state income tax in the jurisdictions in which the Company operates. The tax years that remain subject to examination are 2009 for federal income taxes and 2008 for state income taxes. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating losses or credit carryforward amount.

The Company completed an examination of its 2007 and 2008 California state tax returns during December 2010 with no adjustment. The Company is currently under examination in Florida. The Company is not currently under examination in any other jurisdictions.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. The Act included several provisions related to corporate income tax including the reinstatement of the credit for qualified research and development. The credit was reinstated for years beginning after January 1, 2012. As the law was not enacted until after December 31, 2012, the federal research credit will not be recognized until the first quarter of 2013.

Note: prior period amounts have been revised to conform to current period presentation, which reflects the EHR business as a discontinued operation.

10. Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2012 and the years in which these obligations are due (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,503	$2,565	$1,938	$—	$—
Minimum royalty and content license fee commitments	7,980	6,152	1,828	—	—
Uncertain tax positions (1)	1,223	—	—	—	1,223
Total	$13,706	$8,717	$3,766	$—	$1,223

(1)	Represents uncertain tax positions for which we could not make a reasonable estimate of the amount or the exact period of related future payments. Refer to Note 9. Income Taxes.

Operating Lease Obligations
Operating leases primarily consist of office space but also include several pieces of office equipment. The Company leases one office space in Ewing, New Jersey; one in San Mateo, California; and one in Durham, North Carolina under non-cancellable operating leases which expire in March 2014, December 2014 and December 2014, respectively. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $2.5 million and $2.0 million, respectively. Future minimum lease payments under these leases as of December 31, 2012 are shown above.

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
Typically, the terms of the Company’s royalty agreements call for the Company to pay the content owner either a percentage of sales of subscription products that use such content or are based upon the number of members to subscription products that use such content. However, certain royalty agreements require payment to content owners only after funds are received from the Company’s customers. Payments are due within 30-45 days of the designated royalty period, which is typically either three or six months. Royalty agreements require the Company to report subscription sales data as well as data regarding the number of members for subscription products that use such data. Royalty agreements may initially be signed for multi-year terms, typically two to four years, but revert to automatically renewable one-year agreements after the initial contract term expires.
Actual royalty expense under such royalty agreements was $3.8 million, $4.2 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum payments under various royalty and license fee agreements with vendors as of December 31, 2012 are shown above.
Legal Matters

On January 11, 2013, a complaint was filed in San Mateo County Superior Court captioned Bushansky v. Epocrates, Inc., et al., Case No. 519078, on behalf of a putative class of Epocrates' shareholders against Epocrates and each member of the Epocrates board challenging the proposed merger with athenahealth. On January 25, 2013, a similar complaint was filed in San Mateo County Superior Court captioned DeJoice v. Epocrates, et al., Case No. 519461. This complaint alleges similar allegations against Epocrates and each member of the Epocrates board and includes a claim against athenahealth, for aiding and abetting a breach of fiduciary duty. On January 31, 2013, the Bushansky complaint was amended to include additional allegations. Plaintiffs allege, among other things, that the Epocrates directors breached their fiduciary duties by allegedly agreeing to sell Epocrates at an unfair and inadequate price, by allegedly failing to take steps to maximize the sale price of Epocrates and by allegedly making material omissions to the preliminary proxy statement dated January 25, 2013. The complaints seek to enjoin the merger, other equitable relief and money damages. On March 5, 2013, Epocrates and the plaintiffs signed a memorandum of understanding in which the parties agreed to enter into a stipulation of settlement whereby the plaintiffs and all class members will release all claims related to the merger in exchange for Epocrates filing a supplement to its definitive proxy statement regarding the merger with athenahealth with the Securities and Exchange Commission in which the Company will make additional disclosures regarding the merger agreement and an agreement to negotiate in good faith regarding the amount of attorneys' fees and expenses for which plaintiffs may seek approval from the Court. The Company expects this range to be between $0.3 million to $0.6 million; however, its maximum exposure for its defense and the plaintiffs' costs is the Company's insurance deductible of $0.5 million.

On March 1, 2013, a complaint was filed in the United States District Court for the Northern District of California captioned Police and Fire Retirement System of the City of Detroit v. Epocrates, Inc. et al., Case No. 5:13cv945, on behalf of a putative class of Epocrates' stockholders against Epocrates and its officers and directors. The complaint asserts claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of all stockholders that purchased Epocrates stock in its Initial Public Offering and claims under sections 10(b) and 20 of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased shares between the IPO and August 9, 2011. The complaint alleges that Epocrates made false or misleading statements with respect to the fact that Epocrates' pharmaceutical clients were awaiting guidance from the Food and Drug Administration on the use of advertising and social media, which caused the clients to delay spending on marketing and negatively impacted Epocrates' sales and revenue growth. The complaint seeks money damages, costs and expenses.

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

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, each party may indemnify, defend and hold the other party harmless with respect to such claim, suit or proceeding brought against it by a third party for certain claims identified in such agreements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of December 31, 2012, or December 31, 2011.

The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of December 31, 2012, or December 31, 2011.

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
The following table summarizes information related to the Company’s mandatorily redeemable convertible preferred stock prior to conversion into common stock (in thousands, except par value):

Series	Par Value	Shares Authorized	Shares Outstanding	Liquidation Preference	Proceeds Net of Issuance Costs
A	$0.001	5,050	4,195	$4,195	$4,150
B	0.001	6,250	6,217	64,830	35,455
C	0.001	4,004	2,730	4,348	4,302
		15,304	13,142	$73,373	$43,907
The Series A and C mandatorily redeemable convertible preferred stock converted on a 1:0.786 basis into common stock while the Series B mandatorily redeemable convertible preferred stock converted on a 1:0.908 basis.
Dividends
Holders of Series B Preferred Stock are entitled to receive dividends, in preference to the holders of Series A Preferred Stock, Series C Preferred Stock and common stock, at the simple rate of 8% of the original issue price of $5.71 on each outstanding share of Series B Preferred Stock. The dividends are cumulative and shall be payable, in cash or stock, as determined by the Board of Directors, only upon any consolidation or merger of the Company in which in excess of 50% of the Company's voting power is transferred; the sale, lease or other disposition of all or substantially all of the assets of the Company; upon the automatic conversion in connection with either an initial public offering or the requisite vote of the outstanding preferred stock; or upon the first redemption date. The Company accrued dividends related to Series B Preferred Stock of $2.8 million for the year ended December 31, 2010 and $0.3 million for the three month period ended March 31, 2011. From the proceeds of the IPO, aggregate cumulative dividends of $29.6 million were paid in full to the holders of the Company’s Series B Preferred Stock.

Convertible Preferred Stock Warrants
In June 2000, the Company had issued a warrant to purchase 18,214 shares of Series B Preferred Stock at $5.71 per share. Outstanding warrants were classified as liabilities, which were adjusted to fair value at each reporting period until the earlier of their exercise or expiration or the completion of a liquidation event, including the completion of an IPO. The Company recorded a decrease to general and administrative expense of $15,549 for the year ended December 31, 2009 and an increase to general and administrative expense of $32,752 for the year ended December 31, 2010, to reflect a change in the fair value of these outstanding warrants. Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity.

12. Common Stock
As of December 31, 2012 and 2011, the Company was authorized to issue 100 million shares of $0.001 par value common stock. Reserved shares of common stock were as follows (in thousands):

	December 31,
	2012	2011
Warrants	17	17
Options	3,655	4,684
Restricted stock units	421	137
Total outstanding	4,093	4,838

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
Common Stock Warrants
Upon the consummation of the IPO in February 2011, the preferred stock warrant was automatically converted to a warrant to purchase shares of common stock in accordance with the terms of the warrant agreement and the warrant was reclassified to stockholders’ equity. As of December 31, 2012, there were 17 common stock warrants outstanding at an exercise price of $6.29.

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

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards and other stock awards. In addition, the 2010 Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, directors and consultants. ISOs and NQSOs are granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s Board of Directors, or its designee. Stock options granted to employees generally have a contractual term of ten years and vest over five years of continuous service, with 25% of the stock options vesting on the one-year anniversary of the service inception date or grant date and the remaining 75% vesting in equal monthly installments over the 48-month period thereafter.

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

As of December 31, 2012, the Company had reserved approximately 6.9 million shares of common stock for issuance under the Plans.

Stock Options

A summary of stock option activity under the Plans for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands, except weighted average exercise price):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Balances, January 1, 2010	5,918	$7.89	7.26	$18,790
Granted	1,629	13.39
Forfeited, canceled or expired	(636)	10.73
Exercised	(664)	4.04
Balances, December 31, 2010	6,247	$9.44	7.23	$28,424
Options vested and expected to vest at December 31, 2010	5,957	$9.27	7.12	$28,141
Options exercisable at December 31, 2010	3,348	$6.82	5.67	$24,007
Granted	527	$15.08
Forfeited, canceled or expired	(1,006)	12.53
Exercised	(1,084)	3.22
Balances, December 31, 2011	4,684	$10.85	5.32	$4,318
Options vested and expected to vest at December 31, 2011	4,524	$10.73	5.19	4,318
Options exercisable at December 31, 2011	3,328	$9.83	3.95	4,317
Granted	1,992	$8.72
Forfeited, canceled or expired	(2,534)	12.06
Exercised	(487)	3.51
Balances, December 31, 2012	3,655	$9.82	7.53	$3,059
Options vested and expected to vest at December 31, 2012	3,184	$9.95	7.26	$2,862
Options exercisable at December 31, 2012	1,752	$10.44	5.81	$2,257

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $9.2 million and $7.9 million, respectively. The weighted average grant date fair value of options granted for the years ended December 31, 2012, 2011 and 2010 was $4.07, $6.96 and $5.96, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2012 (in thousands, except weighted average exercise price):

	Options Outstanding			Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20-$5.50	356	2.61	$2.88	355	$2.88
$5.50-$10.17	2,195	8.76	$8.71	511	$9.36
$10.17-$12.11	144	5.03	$11.73	122	$11.90
$12.11-$13.26	336	5.06	$13.25	336	$13.25
$13.26-$13.99	411	7.52	$13.53	290	$13.46
$13.99-$22.97	213	8.34	$19.10	138	$19.43
	3,655	7.51	$9.82	1,752	$10.44

Restricted Stock Units
The value of RSUs granted is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest in monthly installments over a period of three to four years, but are released only after all RSUs have been vested on a date of the employee’s choosing. Compensation expense is recorded ratably on a straight-line basis over the requisite service period. The following table summarizes all RSU activity for the years ended December 31, 2010, 2011 and 2012 (in thousands except weighted average grant date fair value):

	Number of RSUs Outstanding	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balances at January 1, 2010	49	2.49	$506
Awarded	149
Forfeited or canceled	(30)
Balances at December 31, 2010	168	2.67	$2,346
RSUs vested and expected to vest at December 31, 2010	119	2.65	$1,663
Awarded	20
Released	(17)
Forfeited or canceled	(34)
Balances at December 31, 2011	136	1.74	$1,072
RSUs vested and expected to vest at December 31, 2011	122	1.70	798
Awarded	441
Released	(45)
Forfeited or cancelled	(110)
Balances, December 31, 2012	422	2.29	$3,716
RSUs vested and expected to vest at December 31, 2012	288	1.99	$2,544

The fair value of option and RSU grants that vested during the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $6.5 million and $5.8 million, respectively.

14. Stock-Based Compensation

The following table summarizes all stock-based compensation charges for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	Twelve Months Ended
	December 31,
	2012	2011	2010
Stock-based compensation expense	$4,317	$7,805	$5,962
Stock-based compensation associated with outstanding repriced options	17	(463)	394
Total stock-based compensation	$4,334	$7,342	$6,356

Stock-based compensation per the table above includes $74 thousand of expense that has been recorded in loss from discontinued operations, net of tax, for the year ended December 31, 2012. Stock-based compensation expense for the year ended December 31, 2011 includes a charge of approximately $1.5 million related to modification of the terms of the stock options held by certain directors who resigned from the Board of Directors.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and RSUs. This model requires the input of highly subjective assumptions including the expected term of the stock option, expected stock price volatility and expected forfeitures. The Company used the following assumptions:

	Twelve Months Ended
	December 31,
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	55%-58%	50%-60%	51%-52%
Risk-free interest rate	.60%-1.09%	.94%-2.14%	1.20%-2.30%
Expected life of options (in years)	4.25-4.50	4.50-5.00	4.50-4.75
Weighted-average grant date fair value	$4.07	$6.96	$5.96

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
Cash proceeds from the exercise of stock options were $1.7 million, $3.5 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Compensation expense is recognized ratably over the requisite service period. At December 31, 2012, there was $5.1 million of unrecognized compensation cost related to options and $1.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.6 years and 3.5 years, respectively.
For options that are exercised after they are vested and for RSUs that are released, the Company’s policy is to issue new shares immediately upon exercise or release. The issuance of these new shares is from the Company’s pool of common stock reserved for future issuance as approved by the Company’s stockholders. As of December 31, 2012, the Company had reserved 6.9 million shares of common stock for issuance under the Plans.

Stock‑Based Compensation Associated With Outstanding Repriced Options
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
Because of the subsequent reassessment of the fair market value of the common stock, the options repriced became subject to variable accounting, which requires all such vested options repriced be marked to market until such options are cancelled, expire, or are exercised. For the year ended December 31, 2012, the Company did not record a material adjustment related to these repriced options. The Company recorded a decrease to expense related to these repriced options of $0.5 million during the year ended December 31, 2011. The impact of the change in fair value related to repricing during the year ended December 31, 2010 was a reduction to expense of $0.4 million.

15. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. The Board of Directors determines contributions made by the Company annually. The Company made no contributions under this plan for the years ended December 31, 2012, 2011 and 2010.

16. Segment Information

Historically, the Company was organized as one segment. Beginning in 2010, the Company organized its operations into two operating segments: Subscriptions and Interactive Services, and Electronic Health Records. On February 24, 2012, the Board of Directors of Epocrates approved the discontinuation of Epocrates' EHR product. In connection with this decision, Epocrates recorded an impairment charge of approximately $8.5 million in its fourth quarter of 2011, which represented the write-down of the carrying value of the goodwill, intangible and other long-lived assets related to the EHR product to their estimated fair value of zero. This charge, along with the results for the EHR business, are now recorded in loss from discontinued operations, net of tax, in the Company's consolidated statements of comprehensive (loss) income for the years ended December 31, 2012 and 2011, and prior period results have been revised to conform to the current period presentation. The Company is now organized as one operating segment.

The Company presents its segment information along the same lines that its Chief Operating Decision Maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Subscriptions and Interactive Services operating segment markets its services to clients in the healthcare, pharmaceutical and insurance industries primarily located in the United States. The Company’s CODM does not review asset or liability information related to the Company's separate product lines on a segment basis, nor does the CODM review separate operating results attributable to those lines, and therefore, no such information is presented. All of the Company's long-lived assets are located in the United States.

17. Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statements of operations data for the eight quarters ending March 31, 2011 through December 31, 2012. The information for each of these quarters has been prepared on the same basis as our audited financial statements and, in the opinion of management, includes all adjustments necessary for a fair statement of the results of operations for such periods. This data should be read in conjunction with the financial statements and related notes.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012 (1)	2012 (2)	2012 (3)
	(in thousands, except per share information)

Total revenues, net	$27,531	$26,824	$26,025	$30,780
Gross profit	17,244	15,875	15,222	19,130
Net loss	(1,438)	(399)	(608)	(973)
Net loss per common share - basic (4)	(0.06)	(0.02)	(0.02)	(0.04)
Net loss per common share - diluted (4)	(0.06)	(0.02)	(0.02)	(0.04)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011 (5)	2011	2011 (6)	2011
	(in thousands, except per share information)

Total revenues, net	$29,177	$27,860	$26,595	$29,689
Gross profit	19,787	18,092	16,312	18,938
Gain on settlement and change in fair value of contingent consideration (7)	506	(6,439)	—	—
Net (loss) income	(1,125)	3,393	686	(6,527)
Net (loss) income per common share - basic (4)	(0.08)	0.14	0.03	(0.27)
Net (loss) income per common share - diluted (4)	(0.08)	0.13	0.03	(0.27)

(1)
During the second quarter of 2012, the Company recorded correcting entries to increase operating expenses by $51 thousand for the correction of immaterial errors in accrued expenses in the three months ended June 30, 2012.

(2)
During the third quarter of 2012, the Company recorded a correcting entry to reduce stock-based compensation expense by $32 thousand for the correction of immaterial errors in additional paid-in capital for the three months ended September 30, 2012.

(3)
During the fourth quarter of 2012, the Company recorded correcting entries to reduce revenue by $87 thousand for the correction of immaterial errors in deferred revenue balances, to reduce stock-based compensation expense by $106 thousand for the correction of immaterial errors in additional paid-in capital, to increase royalty expenses by $39 thousand for the correction of immaterial errors in accrued royalties and to increase sales tax expense by $106 thousand for the correction of immaterial errors in other assets.

(4)	Net (loss) income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

(5)
During the first quarter of 2011, the Company recorded correcting entries to increase consulting expenses by $36 thousand for the correction of immaterial errors in accrued expenses and to increase revenue by $88 thousand for the correction of immaterial errors in deferred revenue.

(6)
During the third quarter of 2011, the Company recorded correcting entries to increase royalty and consulting expenses by $127 thousand for the correction of immaterial errors in capitalization of costs related to internal use software.

Management does not believe the misstatements or correcting adjustments described in footnotes one to three, five and six above are material to any previously issued interim or annual financial statements or to the results for the year ended December 31, 2012.

(7)
For the three months ended June 30, 2011, includes a $6.4 million gain relating to the settlement of the contingent consideration liability with the sellers of MedCafe, Inc., a company that Epocrates acquired in 2010.

The Company's revenue is generally highest in the fourth quarter of each calendar year, primarily as a result of the annual budget approval processes of many of its customers in the pharmaceutical industry, and this trend is expected to continue. The Company may also experience fluctuations in its quarterly results, due to factors including, but not limited to, the timing of revenue recognition, its ability to retain and attract new customers and the general economic and regulatory environment in the U.S. Due to these factors, management believes that quarter-to-quarter comparisons of operating results are not meaningful and should not be relied upon as an indication of future performance.

18. Related Party Transactions

The Company recorded revenue from two advertising agencies (on behalf of their clients) whose parent company's Chief Executive Officer is a member of the Company's Board of Directors. The Company recorded revenue from these entities of $1.8 million, $5.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were accounts receivable from these entities of approximately $2.8 million as of December 31, 2012, and $1.0 million as of December 31, 2011.

The Company recorded revenue from an affiliate of an investment bank firm whose representative is a former member of the Epocrates Board of Directors. The Company recorded no revenue from this entity for the year ended December 31, 2012, and recorded approximately $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010 respectively.

The Company recorded revenue from a pharmaceutical company who has a director who is also a member of the Company's Board of Directors. The Company recorded no revenue from this company for the year ended December 31, 2012, and recorded $0.2 million for both the years ended December 31, 2011 and 2010.

19. Subsequent Event

On January 7, 2013, the Company entered into a definitive agreement with athenahealth, Inc. ("athenahealth"), a leading provider of cloud-based electronic health record, or EHR, practice management and care coordination services to medical groups and health systems, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would merge with and into a wholly-owned subsidiary of athenahealth and continue on as a surviving entity and wholly-owned subsidiary of athenahealth. The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including the approval of the merger by our stockholders. The merger is expected to be completed in the first quarter of 2013 at a price of $11.75 per common share to stockholders of record as of February 7, 2013, for an aggregate purchase price of approximately $293 million. The purchase price represents a 22% premium over the closing price per share of Epocrates' stock on January 4, 2013. We paid legal fees associated with this transaction of $0.2 million during the year ended December 31, 2012. We were not obligated to pay any material banker fees incurred in connection with the transaction until and unless an agreement was reached. As the agreement was not signed until 2013, the fees associated with the transaction are not reflected in our consolidated financial statements for the year ended December 31, 2012.

In connection with the merger agreement, the Company incurred deal costs from our bankers and external legal counsel. Banker fees to be paid during 2013 include approximately $0.8 million for the acquisition fairness opinion and 1% of the transaction value. External legal counsel fees associated with this transaction are expected to amount to approximately $0.7 million. The Company has also entered into agreements to provide retention bonuses to certain key employees in order to facilitate the completion of this transaction and anticipated integration with athenahealth. Such bonuses are expected to amount to $1.5 million, and will be paid by Epocrates only if the merger is not consummated. If the deal is completed, these bonuses will be paid by athenahealth.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors (“the Board”) currently has eight members. The following are our directors' names and ages as of March 8, 2013:

Name	Age	Position
Andrew J. Hurd	49	President, Chief Executive Officer and Interim Chief Financial Officer
Peter C. Brandt	55	Chairman of the Board
Philippe O. Chambon, M.D., Ph.D.	54	Director
Gary G. Greenfield	58	Director
Thomas L. Harrison	65	Director
Patrick S. Jones	68	Director
Erick N. Tseng	33	Director
Mark A. Wan	47	Director

Andrew J. Hurd has served on our Board since March 2012 and has served as our President and CEO since March 26, 2012. Mr. Hurd was appointed Interim Chief Financial Officer in October 2012. From July 2005 to December 2011, Mr. Hurd served as Chairman and CEO of Carefx, a healthcare technology company acquired by Harris Corporation in 2011, where he was responsible for the overall management of the company. From January 2003 to June 2005, Mr. Hurd served as Senior Vice President of WebMD Health Corp., a healthcare software company, where he was responsible for sales, marketing and customer support operations.  From May 2000 to June 2002, Mr. Hurd served as EVP of Sales and Marketing for Centerbeam, a technology outsourcing company in Silicon Valley. From January 1998 to January 2000, Mr. Hurd served as President, Health Information Division of QuadraMed Corporation, a healthcare software company, where he was responsible for full P&L of the Health Information Management division of the company.  From June 1989 to January 1995, Mr. Hurd served as National Sales Manager for AMSCO, a healthcare capital equipment company, where he was responsible for various sales and marketing operations. Mr. Hurd holds a bachelors degree in business administration from Northern Arizona University. Mr. Hurd currently serves as a director of ABILITY Network, Inc. The Nominating Committee believes that Mr. Hurd's extensive experience in the healthcare information technology industry and prior leadership experience make him a valuable member of the Board. Mr. Hurd was appointed to the Board in connection with his appointment as President and CEO of the Company.
Peter C. Brandt has served on our Board since February 2011, and has served as Chairman of the Board since December 2012. Mr. Brandt served as our Interim President and CEO from November 2011 to March 2012. Since September 2009, Mr. Brandt has been serving on the Boards of Directors for various healthcare companies. From April 2008 to August 2009, Mr. Brandt served as President and CEO of Noven Pharmaceuticals, Inc., a specialty pharmaceutical company, where he was responsible for the overall management of the company. From May 2007 to April 2008, Mr. Brandt served as a consultant for various healthcare companies. From January 2006 to May 2007, Mr. Brandt served as President of U.S. Pharmaceutical Operations of Pfizer, Inc., a biomedical and pharmaceutical company, and as President of Latin American Pharmaceutical Operations and Senior Vice President of Global Pharmaceuticals overseeing Finance, Information Technology, Planning and Business Development departments, as well as the Pfizer Health Solutions department from January 2004 to December 2005. Mr. Brandt holds a B.A. from the University of Connecticut and an M.B.A. from Columbia University. Mr. Brandt previously served on the Board of Directors of Noven Pharmaceuticals, Inc. and currently serves as a director of Rexahn Pharmaceuticals, Inc. and Auxilium Pharmaceuticals, Inc. The Nominating Committee believes that Mr. Brandt's extensive experience in the pharmaceutical industry and financial matters makes him a valuable member of the Board. Mr. Brandt was identified by a recruiter and elected to the Board to fill a vacancy created by the resignation of a member of the Board and, prior to his appointment as Interim President and CEO, to serve as a member of our Audit Committee.
Philippe O. Chambon, M.D., Ph.D. has served on our Board since August 2000. Since July 2005, Dr. Chambon has served as a Managing Director of New Leaf Venture Partners, LLC, a venture capital firm spun off from Sprout Group, the venture capital affiliate of Credit Suisse. Dr. Chambon joined Sprout Group in May 1995 and became a General Partner in January 1997. From May 1993 to April 1995, Dr. Chambon served as Manager in the healthcare practice of The Boston Consulting Group, a consulting firm. From September 1987 to April 1993, Dr. Chambon served as Executive Director of New Product Management for Sandoz Pharmaceutical, Inc., a pharmaceutical company. Dr. Chambon holds an M.D. and a Ph.D. from the University of Paris and an M.B.A. from Columbia University. Dr. Chambon also serves as a director of NxStage Medical, Inc. and several private biotechnology companies. Dr. Chambon previously served as a director of Auxilium Pharmaceuticals, Inc. from 2003 to 2011. The Nominating Committee believes that Dr. Chambon's leadership, corporate governance, strategic, capital market and small company build-up experience within the healthcare technology sector make him a valuable member of the Board. Dr. Chambon joined our Board at the request of, and in connection with the investment in our stock by, entities affiliated with Sprout Group.
Gary G. Greenfield has served on our Board since August 2011. Mr. Greenfield is currently a partner at Court Square Capital Partners. Previously, Mr. Greenfield served as the CEO of Avid Technology, Inc., a world leader in designing and pioneering content creation, media production and broadcast solutions, where he is responsible for the overall management of the company from 2007 to 2013. Prior to Avid, Mr. Greenfield served as CEO at GXS, Inc., a provider of business-to-business integration, synchronization and collaboration solutions, from December 2003 to December 2007. During the same period, he also served as an Operating Partner with Francisco Partners, a technology-focused private equity firm. Mr. Greenfield now serves as a director of GXS, Inc. Prior to that, Mr. Greenfield served as CEO at Peregrine Systems, Inc., where he grew businesses both organically and through acquisition and served diverse customers ranging from small businesses to the Fortune 500. Mr. Greenfield also serves as Chairman of the Board of Directors of Avid Technology, Inc. and as a director of Vocus, Inc. and GXS, Inc., and previously served as a director of Novell, Inc. Mr. Greenfield holds a Bachelor of Science from the U.S. Naval Academy, a Master of Science Administration from George Washington University and an M.B.A. from Harvard Business School. The Nominating Committee believes that Mr. Greenfield's proven leadership in high technology and media, as well as his significant operational experience, makes him a valuable member of the Board. Mr. Greenfield was suggested to a recruiter by a member of the Board and elected to the Board to fill a vacancy created by the resignation of a member of the Board and to serve as a member of our Audit Committee.
Thomas L. Harrison has served on our Board since January 2002. Since May 1998, Mr. Harrison has served as Chairman of the Diversified Agency Services, Inc., a division of Omnicom Group, Inc., an advertising and marketing company. Mr. Harrison holds an honorary doctorate and an M.S. from West Virginia University. Mr. Harrison also serves as a director of Morgans Hotel Group. The Nominating Committee believes that Mr. Harrison's communications and marketing experience, as well as his independence and familiarity with the pharmaceutical industry, make him a valuable member of the Board. Mr. Harrison was referred by one of our employees to our CEO at the time, who in turn recommended him to become a member of the Board.
Patrick S. Jones has served on our Board since October 2005. Mr. Jones has been a private investor since March 2001. From June 1998 to March 2001, Mr. Jones was the Senior Vice President and Chief Financial Officer (“CFO”) of Gemplus International S.A., a manufacturer of smart cards for banking, retail, security and telecommunications. From 1992 to May 1998, Mr. Jones was Vice President, Finance and Corporate Controller for Intel Corporation. Mr. Jones holds a B.A. from the University of Illinois and an M.B.A. from St. Louis University. Mr. Jones also serves as Chairman of the Board of Lattice Semiconductor, Inc. and Chairman of the Board of Dialogic, Inc. and serves as a director of Fluidigm, Inc., InsideSecure SA and one private company. Mr. Jones previously served as a director for Novell and Openwave Systems Inc. (now Unwired Planet, Inc.). The Nominating Committee believes that Mr. Jones' extensive financial management and corporate governance expertise make him a valuable member of the Board. Mr. Jones was identified by a recruiter and was elected to the Board in an effort to expand the size of the Board and provide additional experience and skills to the Board as it existed at that time.
Erick N. Tseng has served on our Board since August 2011. In May 2010, Mr. Tseng joined Facebook, Inc. as Head of Mobile Products, where he has product management responsibility for mobile products. From August 2006 to May 2010, Mr. Tseng was the Lead Product Manager for Android at Google, where he was responsible for the development and launch of Android, Google's open-source mobile operating system. Prior to joining Google, Mr. Tseng was an Associate at McKinsey & Company. He has also held various engineering and product management positions at Microsoft and Yahoo. Mr. Tseng holds Bachelors and Masters degrees in Computer Science & Electrical Engineering from MIT and a Masters in Business Administration from Stanford. The Nominating Committee believes that Mr. Tseng's proven track record of mobile innovation and expertise in user engagement makes him a valuable member of the Board. Mr. Tseng was identified by a recruiter and elected to the Board to fill a vacancy created by an increase in the size of the Board.
Mark A. Wan has served on our Board since September 1999. Mr. Wan co-founded Three Arch Partners, a venture capital firm, in 1993. Mr. Wan holds a B.S. in engineering and a B.A. in economics from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan also serves as a director of AcelRx Pharmaceuticals, Inc. and several private medical companies. The Nominating Committee believes that Mr. Wan's experience in the financial markets and his extensive knowledge of Epocrates, having been a director since 1999, position him to bring historical knowledge and continuity to the Board. Mr. Wan joined our Board at the request of, and in connection with the investment in our stock by, entities affiliated with Three Arch Partners.

Executive Officers of the Registrant
Information regarding our executive officers is disclosed under the heading “Executive Officers of the Registrant” in Item 1. Business.
Information Regarding the Audit Committee
Our Audit Committee is composed of Messrs. Greenfield, Jones and Wan, each of whom is a non-employee member of our Board. Mr. Jones is the Chairman of the Audit Committee. The Board has determined that Mr. Jones is an “audit committee financial expert” as defined under the Securities and Exchange Commission (“SEC”) rules and regulations. We believe that the composition of our Audit Committee meets the requirements for independence and financial sophistication under the current requirements of the NASDAQ listing standards and SEC rules and regulations. In addition, our Audit Committee has the specific responsibilities and authority necessary to comply with the current requirements of the NASDAQ listing standards and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

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

Code of Business Conduct and Ethics

Epocrates has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on Epocrates' website at: http://investor.epocrates.com/governance.cfm. If Epocrates makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Epocrates will promptly disclose the nature of the amendment or waiver on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Epocrates' directors and executive officers, and persons who own more than ten percent of a registered class of Epocrates' equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Epocrates. Officers, directors and greater-than-ten percent stockholders are required by SEC regulation to furnish Epocrates with copies of all Section 16(a) forms they file.

To Epocrates' knowledge, based solely on a review of the copies of such reports furnished to Epocrates, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten percent beneficial owners were complied with, except for one late Form 4 filing for Andrew Hurd.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

In April 2011, we held a stockholder advisory vote on the compensation of our named executive officers (“NEOs”). Our stockholders overwhelmingly approved, on an advisory basis, the compensation of our NEOs, with over 98% of stockholder votes cast in favor of our “Say on Pay” resolution. In evaluating our compensation practices during fiscal year 2012, we were mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating and organizational objectives and the enhancement of stockholder value. As a result, our Compensation Committee retained our general approach to executive compensation, and continued to apply the same general principles and philosophy as in the prior fiscal year in determining executive compensation. Our Compensation Committee will continue to consider stockholder concerns and feedback in the future.

Introduction

This Compensation Discussion and Analysis provides information regarding our compensation programs and policies for the NEOs:

Name	Title
Andrew J. Hurd	President, Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”)
Peter C. Brandt	Former Interim President and CEO
Patrick D. Spangler	Former CFO
Matthew A. Kaminer	General Counsel and Secretary
Heather A. Gervais	Senior Vice President, Commercial Operations
Adam E. Budish	Senior Vice President, Sales

Compensation philosophy and objectives

We believe that compensation of our NEOs should:

•	provide a means for us to attract, retain and reward high-quality executives who will contribute to the long-term success of Epocrates;

•	inspire our executive officers to achieve our business objectives;

•	encourage our executive officers to work as a team; and

•	align the financial interests of the executive officers with those of the stockholders.

To achieve these objectives, we generally use a mix of compensation elements, including base salary, annual cash incentives, time-based stock options and restricted stock units, performance-based stock options and restricted stock units, employee benefits and limited perquisites and severance and change-of-control benefits.

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

However, the Compensation Committee may, at its discretion and in accordance with the philosophy of making all information available to the Board, present executive compensation matters to the entire Board for its review and approval. In addition, our Compensation Committee's authority in respect of CEO compensation is limited to recommending compensation to the Board for its approval.

As part of its deliberations, in any given year, the Compensation Committee may review and consider materials such as company financial reports and projections, operational data, tax and accounting information, projection of the total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, analyses of historical executive compensation levels and current company-wide compensation levels and the recommendations of the CEO and the Compensation Committee's independent compensation consultant.

Role of our management

Our human resources, finance and legal departments work with our CEO and the Compensation Committee's compensation consultant to design and develop compensation programs applicable to NEOs and other senior management, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, peer comparisons and other Compensation Committee briefing materials and ultimately, to implement the decisions of the Compensation Committee. Members of our human resources, finance and legal departments attend Compensation Committee meetings and provide background on materials presented to the Compensation Committee. Members of these departments and our CEO also meet separately with the Compensation Committee's consultant to convey information on proposals that management may make to the Compensation Committee, as well as to allow the consultants to collect information about Epocrates to develop their own proposals.

For executives other than the CEO, the Compensation Committee solicits and considers the performance evaluations and compensation recommendations submitted to the Compensation Committee by the CEO. In the case of the CEO, the Compensation Committee facilitates the evaluation of his or her performance, assisted by the Chairman of the Board, and determines whether to recommend to the Board any adjustments to the CEO's compensation.

Role of our compensation consultant

In connection with making its recommendations for executive compensation for 2012, Epocrates continued its engagement with Towers Watson to act as our compensation consultant with respect to executive and Board compensation matters. The Compensation Committee directed Towers Watson to provide its analysis of whether our existing compensation strategy and practices were consistent with our compensation objectives and to assist the Compensation Committee in modifying our compensation program for executive officers in order to better achieve our objectives. As part of its duties, Towers Watson provided only the following services:

•reviewed and provided recommendations on composition of the peer groups;

•provided compensation data for employees at our peer group companies as well as from published surveys;

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

During 2012, the Compensation Committee met from time to time with Towers Watson with management present and in separate meetings, including executive sessions during committee meetings. Our human resources, finance and legal departments worked with Towers Watson as directed by the Compensation Committee to provide any information Towers Watson required in order to provide its services.
Benchmarking of compensation
Source of data.  As with many companies, our Compensation Committee (or our Board, as applicable) generally discussed compensation levels in the context of the experiences and individual knowledge of each Board member as well as against comparable market data for our peer group. In addition, the Compensation Committee (and the Board, as applicable) considered several peer company data sources in determining the annual compensation for our executive officers, including the Radford High-Tech Industry Executive and Benchmark Surveys and public filings by companies selected as part of our peer group.

Peer group composition.  In August 2011, Towers Watson worked with the Compensation Committee and executive management to evaluate our peer group. At that time, the Compensation Committee approved the following companies, based on the recommendations of Towers Watson, as our peer group of companies for purposes of evaluating compensation and making pay decisions:

Computer Programs and Systems Healthstream Icad Medassets Medidata Solutions	Mediware Information Systems Merge Healthcare Omnicell PDI Quality Systems	Transcend Services WebMD Health

These companies were chosen because they were generally similar to us in terms of industry (healthcare technology), revenue (generally one-half to two times our size with any outliers being close to industry peers), growth trajectory (as represented by revenue, margin and cash flow), geographic location (Silicon Valley) and/or competition for the same group of executive talent.

In August 2012, Towers Watson worked with the Compensation Committee and executive management to evaluate our peer group and suggest additions. We removed Transcend Services due to the fact that the company is no longer public following its acquisition by Nuance Communications, Inc. We added Greenway Medical Technologies, Inc. to the remaining members of our original peer group, based on the following considerations: industry and business model.

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

In determining equity compensation, the Compensation Committee considered the total equity ownership of each individual relative to comparable positions in peer companies and the extent to which the individual's equity had vested. New grants were made, taking into consideration the individual's ownership levels as well as the estimated Black-Scholes value based on the fair market value of our stock around the time the committee met. Since incentive cash and equity awards have both upside opportunities and downside risks, the target percentages set at the beginning of a fiscal year may not equal the compensation actually earned under these awards.
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
Reasons for providing, and manner of structuring, the key compensation elements in 2012
Elements of compensation. The table below outlines which factors were material to the decisions of the Compensation Committee when determining compensation for our NEOs in 2012 and the reasons such element of compensation is provided.

Compensation element	Material factors considered in 2012 in determining amount	Objective
Base salary	Board members' experience and knowledge Broader market conditions Individual performance and demonstration of successful contributions and results Public company market data	Attract and retain experienced executives Compensation for performing expectations of the role
Annual performance-based cash bonuses
 Board members' experience and knowledge

 Achievement of corporate objectives, particularly in light of broader market conditions

 Internal pay equity; contribution by level (for targets as percent of salary)

 Corporate performance against pre-established financial goals

 Attract and retain exceptional talent

 Motivate executives to achieve company objectives while working as a team

 Link corporate performance with compensation paid

 Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Time-based stock options and restricted stock units	Board members' experience and knowledge Internal pay equity The potential dilutive effect on our stockholders Comparable market data for peer companies Potential gain and unvested holdings
 Attract and retain exceptional talent

 Link corporate performance with compensation paid

 Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Performance-based option awards
 Board members' experience and knowledge

 Achievement of corporate objectives, particularly in light of broader market conditions

 Internal pay equity

 The potential dilutive effect on our stockholders

 Comparable market data for peer companies

 Potential gain and unvested holdings

 Attract and retain exceptional talent

 Motivate executives to achieve company objectives while working as a team

 Provide incentives to promote our growth and create stockholder value, thereby aligning the financial interests of the executive officers with those of the stockholders

Employee benefits and limited perquisites	Board members' experience and knowledge Internal pay equity Individual negotiations with executives	Attract and retain exceptional talent Encourage officers to work as a team
Severance and change in control benefits	Board members' experience and knowledge Internal pay equity Individual negotiations with executives
 Attract and retain exceptional talent

 Motivate executives to achieve company objectives which may in any given year include completion of a strategic transaction

 Align the financial interests of the executive officers with those of the stockholders - that is, the completion of a desired transaction without regard to executive's own compensation/job security

The Compensation Committee believes that incentive compensation opportunity, in the form of both cash and equity awards, should make up a larger portion of each NEO's target total compensation as the executive's level of responsibility increases. For example, the target levels of cash and equity incentives for our CEO are generally greater than the target incentive compensation opportunities afforded to our other NEOs. This approach to internal pay equity reflects the Compensation Committee's recognition of the relative importance of each executive officer's contributions to the success of Epocrates. By increasing the portion of total target compensation that is performance-based with increasing levels of responsibility, we believe our compensation program provides appropriate levels of incentive for our executive officers to perform their duties to the best of their abilities.

Base salary. Each of our NEOs has entered into an at-will employment agreement or offer letter with us that provides for their initial base salary. Our Compensation Committee generally reviews base salaries in the first quarter of the fiscal year.

In early 2012, Towers Watson provided information to our Compensation Committee on base salaries at peer companies. The Compensation Committee considered this data as well as input and the performance evaluations by the then CEO for his direct reports, and the CEO performance evaluation presented by the Chairman of the Board, and recommended that base pay for the executive officers remain unchanged from 2012 as follows:

Name	2012 Base Salary	2011 Base Salary	% Change
Andrew J. Hurd	$390,000	$—	—
Peter C. Brandt	$305,000	$305,000	—
Patrick D. Spangler	$300,000	$300,000	—
Matthew A. Kaminer	$250,000	$250,000	—
Heather A. Gervais	$240,000	$240,000	—
Adam E. Budish	$250,000	$250,000	—

The Compensation Committee believed that these salary levels were appropriate in matching the desire to have each of our executive officers be positioned at the appropriate market level that is reflective of their skills, contributions and performance against comparable public peer roles. With respect to Mr. Hurd, who became our President and CEO in March 2012, the Compensation Committee reviewed information provided by Towers Watson regarding base salaries at peer companies and, based on this information, recommended to the Board, and the Board approved, his base salary of $390,000 per year.

Annual cash bonuses. We have an annual management bonus plan under which cash bonuses may be earned by our executive officers and other members of management based on company performance. The employment agreements or offer letters of each of our NEOs generally set forth their initial target bonus levels. Our Compensation Committee generally reviews target bonus levels each fall in anticipation of the coming year. In the first quarter of 2012, Towers Watson presented comparable market data to our Compensation Committee on target bonus levels at peer companies, company financial status and market conditions generally. After considering this information, the Compensation Committee set the target bonus levels for our then-employed NEOs as noted below. Subsequently, in connection with hiring Mr. Hurd, the Compensation Committee recommended and the Board established his target bonus of 70% based on reference to peer company data, internal pay equity, the criticality of his role to our company and reflection on current market conditions. Mr. Brandt was not entitled to a pre-specified target bonus. At the time the Compensation Committee set the target bonus levels for 2011, Ms. Gervais was not one of our executive officers.

Name	2012 Target Bonus %	2011 Target Bonus %	Change (absolute)	Market Position (percentile)
Andrew J. Hurd	70%	—	—	50th
Peter C. Brandt	—	—	—	—
Patrick D. Spangler	60%	60%	—	75th
Matthew A. Kaminer	40%	40%	—	50th
Heather A. Gervais	40%	20%	20%	75th
Adam E. Budish	40%	40%	—	<50th

The Compensation Committee felt that these target bonus levels (including positioning against the public peer companies and differentiation among officers reflecting their impact to the organization) were appropriate given:

•	The belief that the incentive opportunity should make up a larger portion of a NEO's target total compensation as the executive's level of responsibility increases; and

•	The belief that these levels were internally fair and financially responsible, yet still provided appropriate motivation to executives to achieve our growth objectives.

The actual bonus amounts earned under our management bonus program in any year depend on the achievement of our corporate objectives. The corporate objectives for the bonus program are based on the broader company business plan that is approved each spring by the Compensation Committee. For 2012, the Compensation Committee selected the following three key business metrics from our general business plan:

•	sales bookings, meaning total dollar amount of business contracted during the year;

•	revenue, measured as GAAP revenue calculated in accordance with our revenue recognition policies in effect at the time; and

•
adjusted EBITDA, measured as GAAP net income before interest income, interest expense, other income (expense) net, provision for income taxes, depreciation and amortization expense, and stock-based compensation expense.

In order to earn any bonus under the program, we have to achieve the following threshold levels of each metric:

•	92% of our business plan for sales bookings;

•	96% of our business plan for revenue; and

•	89% of our business plan for adjusted EBITDA.

If any one threshold level is missed, no grant will be earned for that metric. If the threshold level is achieved, then the actual grant amount earned will be calculated based on actual achievement, and the grant earned for each metric could vary from 0% to 125% of the target grant amount for that metric based on the actual over- or under-achievement of that metric according to the parameters in the following tables (Note: the maximum payout for the performance RSUs is 125%):
Bookings (40% of overall bonus target)

% Attainment	<92%	92%	100%	108%	>115%
Bonus % Payout	—%	75%	100%	125%	150%

Revenue (20% of overall bonus target)

% Attainment	<96%	96%	100%	102%	>104%
Bonus % Payout	—%	75%	100%	125%	150%

EBITDA (30% of overall bonus target)

% Attainment	<89%	89%	100%	110%	>120%
Bonus % Payout	—%	75%	100%	125%	150%

A fourth goal, measuring the health of the member network, as determined by an internal metric, is worth 10% of the bonus. The threshold level for this fourth metric is 100%.
For all of our executive officers, 100% of the cash bonus was based on achievement of these financial metrics.
On January 5, 2013, our Compensation Committee determined that the performance goals were partially achieved and thus paid performance bonuses at 90% of target with respect to 2012.
Equity compensation. Our equity incentive program is intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that if our executive officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize longer-term stockholder value instead of short-term gain. Our grants generally have four to five year vesting requirements to incent our leadership team to focus on longer-term Company value. Finally, we believe that equity compensation is an integral component of our efforts to attract exceptional executives, senior management and employees.
We currently grant both stock options and restricted stock units that vest based on time served as well as achievement of predetermine performance objectives under which performance against corporate metrics in a given year determines the number of shares that may then begin vesting over a subsequent time-based vesting period. These performance-based equity units are the primary equity award for our NEOs. In determining the mix of awards, the Compensation Committee considers the importance of focusing executives on achieving key metrics from our business plan, the mix of equity awards at our peer companies, the potentially dilutive impact of stock awards, the fair market value of our common stock (and therefore the potential for gains under options as opposed to full value awards in the coming years), current holdings of our executives and the tax consequences to Epocrates and the recipients.

As with cash incentive opportunities, in determining the target equity opportunity for each NEO, the Compensation Committee believes that the incentive opportunity should make up a larger portion of a NEO's target total compensation as the executive's level of responsibility increases. For example, the target levels of equity incentives for our CEO are generally greater than the target incentive compensation opportunities afforded to our other NEOs. This approach to internal pay equity reflects the Compensation Committee's recognition of the relative importance of each executive officer's contributions to the success of Epocrates. By increasing the portion of total target compensation that is performance-based with increasing levels of responsibility, we believe our compensation program provides appropriate levels of incentive for our executive officers to perform their duties to the best of their abilities.
Aggregate awards in 2012. The following table lists the number and types of awards which each NEO was eligible to receive upon achievement of performance goals under the terms of the 2012 bonus plan.

	Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Threshold (#)	Target (#)	Maximum (#)	Market Position for 2012 Performance RSU Opportunity (percentile)
Andrew J. Hurd	49,755	64,200	80,250	<50th
Peter C. Brandt	—	—	—	—
Patrick D. Spangler	19,685	25,400	31,750	<50th
Matthew A. Kaminer	11,858	15,300	19,125	<50th
Heather A. Gervais	3,875	5,000	6,250	<50th
Adam E. Budish	3,875	5,000	6,250	<50th

(1)
Represents all awards granted under our 2012 executive bonus plan in 2012, which were determined based on performance in 2012. This table shows the awards that were possible at the maximum level of performance. Ninety percent of the target number of RSUs was granted.

With respect to the performance-based RSU opportunity, and as further described in the paragraphs below, the Compensation Committee felt that these award levels and differentiation among executive officers were appropriate for several reasons, including:

•	The need to attract and retain exceptional talent in a competitive locale for critical executive roles;

•	The belief that the incentive opportunity should make up a larger portion of a NEO's target total compensation as the executive's level of responsibility increases;

•	The overall contribution provided based on tenure with Epocrates and the level of unvested/potential gains;

•	Comparable levels of awards for similar positions;

•	The desire to be internally consistent by providing each new hire executive officer with an initial option grant that was comparable to grants held by continuing executives; and

•
The belief that these levels were internally fair and financially responsible and yet still provided appropriate motivation to executives to achieve our objectives in light of their respective existing aggregate equity holdings.

Time-based awards. Because we grant stock options with an exercise price equal to the value of our common stock on the date of grant, these options will have value to our executive officers only if the market price of our common stock increases after the date of grant and through the date of vesting. The stock options granted to our executive officers at hiring vest over five years, or 60 months, with initial option grants vesting 20% on the first anniversary of the vesting commencement date and the remainder vesting monthly over 48 months and with on-going option grants vesting monthly over 48 months. These time-based option grants further incent our leadership team to focus on longer-term Company value. We granted time-based stock options that vest over a five-year period to Mr. Hurd, based on this schedule.
Performance-based awards. In order to provide an additional incentive to management to achieve our business objectives while working as a team, and to further align the interests of management with our stockholders, our Compensation Committee approved performance-based RSU targets for certain of our NEOs in April 2012 and August 2012. These performance-based RSU opportunities have largely replaced time-based grants for our NEOs, other than grants of time-based options to new hire executives and periodic on-going equity grants. After considering information from Towers Watson regarding equity compensation levels at peer companies without benchmarking to a specific level, company financial status and market conditions generally and comparable levels of overall equity holdings at similar stage companies, the Compensation Committee again determined a target number of such RSUs based upon achievement of our goals at 100% performance, with a maximum opportunity up to 125%.
The actual amount of shares that can be earned under the performance-based RSU program in any year depends on the achievement of our corporate objectives and the applicable number of RSUs would be granted upon the achievement of the corporate objectives. The corporate objectives for the program are based on the broader Company business plan that is approved each spring by our Compensation Committee. For 2012, the Compensation Committee selected the same business metrics as under our cash bonus plan with the same weighting, thresholds and maximums. The Compensation Committee felt it was appropriate to use the same metrics as under the cash-based plan because these metrics can be meaningfully influenced by management's actions and both directly and indirectly reflect Company growth and stockholder value creation.
The number of shares that could be earned for each metric could vary from 0% to 125% of the target amount for that metric based on the actual over- or under-achievement of that metric according to the same parameters that applied to the performance cash bonus in the tables above.
As set forth above, on January 5, 2013, our Compensation Committee determined that the threshold performance goals for 2012 were partially achieved and thus granted the performance-based RSUs at 90% of target. These RSUs vest yearly over four years, commencing on January 1, 2013. Pursuant to the bonus plan, the shares set aside for potential grant under our performance-based RSUs that failed to be earned remain available for future grant under the 2010 Equity Incentive Plan. On January 20, 2012, the Compensation Committee granted time-based stock options as follows: Mr. Spangler and Mr. Burlington each received 60,000 options, Mr. Kaminer received 50,000 options and Ms. Gervais received 16,000 options. These options vest monthly over five years, as described above.
Accelerated vesting. Under the terms of our stock plans and certain executives' employment agreements and offer letters, the vesting of equity awards may be accelerated in the event of certain material corporate transactions, as well as in the event of certain involuntary terminations of employment following certain material corporate transactions. We believe these accelerated vesting provisions are appropriate in light of the collective knowledge and experiences of our Board members on compensating individuals in the positions held by similarly-situated executive officers at other companies (without reference to any specific peer group or any specific benchmark level of compensation), and therefore allow us to attract and retain high quality executives. In the case of accelerated vesting upon a change-of-control, the accelerated vesting allows our executives to focus on closing a transaction that may be in the best interests of our stockholders even though it may otherwise result in a termination of their employment and therefore a forfeiture of their equity awards.
Severance and change of control benefits
Each of our NEOs is entitled to severance and/or change-of-control benefits, the terms of which are described in detail below under “Executive Employment and Severance Agreements.” With respect to change-of-control benefits, we provide severance compensation if an executive officer is terminated in connection with or subsequent to a change-of-control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated following such a transaction. Change-of-control vesting acceleration benefits are structured on a “double-trigger” basis, with the exception of a portion of Mr. Hurd's option grants as more fully described under “Executive Employment and Severance Agreements” below, meaning that the executive officer must experience a constructive termination or a termination without cause in connection with a change-of-control in order for the benefits to become due, which is directly tied to our goal of eliminating, or at least reducing, any reluctance of our NEOs to diligently consider and pursue a potential change-of-control transaction notwithstanding the risk to their own job positions. We also believe that the other severance benefits are appropriate, particularly with respect to a termination by us without cause since, in that scenario, we and the executive have a mutually-agreed-upon severance package that is in place prior to any termination event which provides us with more flexibility to make a change in executive management if such a change is in our stockholders' best interests. We believe that these severance and change-of-control benefits are an essential element in our executive compensation packages and assist us in recruiting and retaining talented individuals. The severance and change-of-control benefits do not influence and are not influenced by other elements of compensation, as these benefits serve different objectives than the other elements of compensation.
Other benefits
We have a 401(k) plan in which substantially all of our employees are entitled to participate. Employees contribute their own funds through salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. The plan permits us to make matching contributions if we choose. Effective as of January 1, 2013, we have elected to make matching contributions of $0.50 for every $1.00 contributed by each employee up to a maximum employee contribution of 3% of their base salary. We offer health care, dental and vision benefits, as well as basic life insurance, short- and long-term disability insurance, accidental death and dismemberment insurance and pet insurance to all full-time employees. We also have a flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified dependent care expenses not reimbursed by insurance. These benefits are available to all employees, including our executive officers, subject to applicable laws. We believe these benefits are consistent with benefits provided by other companies based on the experiences and individual knowledge of the members of the Board regarding compensation of similarly-situated executives at other companies (without reliance on third-party surveys of compensation paid to such executives at any specific companies or benchmarking to any specified level of compensation paid by any specific companies) and help us to attract and retain high quality executives.
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

Tax considerations
Subject to certain rules that exempt pre-existing arrangements approved prior to this offering, as a publicly-held company we are not permitted a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per covered executive officer in any year. The limitation applies only to compensation that is not performance-based. Non-performance-based compensation paid to our executive officers for 2012 did not exceed the $1.0 million limit for any executive officer and the Compensation Committee does not anticipate that the non-performance-based compensation to be paid to any executive officer for 2013 will be in excess of the deductible limit.

The Compensation Committee believes that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Compensation Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash incentive award programs tied to our financial performance or equity incentive grants tied to the executive officer's continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Compensation Committee believes it is important to maintain this flexibility in determining cash and equity incentive compensation in order to attract and retain high caliber executive officer candidates, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
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
Compensation Committee Report (1)
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in Epocrates' Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Epocrates' Proxy Statement.
Mr. Peter C. Brandt
Dr. Philippe O. Chambon
Mr. Thomas L. Harrison

___________________________________________________________________
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

Compensation Committee Interlocks and Insider Participation
During the last fiscal year, none of the members of our Compensation Committee was one of our officers or employees at the time of his or her service on the Compensation Committee. Mr. Brandt served as our Interim President and CEO from November 16,

2011, to March 27, 2012, but did not serve on the Compensation Committee during that time. None of our executive officers serves, or has served in the past year, as a member of the Board or Compensation Committee of any entity that has one or more executive officers who have served on our Board or Compensation Committee. Our Board noted that Mr. Harrison did not derive any direct or indirect material benefit from the agreements between Epocrates and certain subsidiaries of Diversified Agency Services, Inc. (“DAS”), where Mr. Harrison serves as the Chairman, as described in greater detail below. Our Board believes that such agreements are in Epocrates' best interest and on terms no less favorable than could be obtained from other third parties.
We have entered into various agreements with Cline Davis & Mann, Inc. and, beginning in 2009, with SSCG Media Group, a division of Cline Davis & Mann, whereby we provided various marketing, educational, media and creative services through our DocAlert channel. Cline Davis & Mann is a subsidiary of DAS. We recorded no revenue from Cline Davis & Mann for the year ended December 31, 2012 and recorded revenue from SSCG Media Group of approximately $1.6 million for the same period. As of December 31, 2012, there were approximately $2.8 million in accounts receivable from this customer.
We provided services to Porter Novelli, also a DAS subsidiary. In connection with these services, we recorded revenue from Porter Novelli of approximately $0.2 million for the year ended December 31, 2012. At December 31, 2012, there were no accounts receivable from this customer.
Mr. Harrison does not have a direct or indirect material interest in these transactions and these transactions are immaterial to DAS.
Compensation of Executive Officers
Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2012, and, with respect to certain individuals, fiscal years ended December 31, 2011 and 2010, compensation awarded to or paid to, or earned by, our NEOs.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)		All other compensation ($)		Total ($)
Andrew J. Hurd, President, CEO and Interim CFO(2)	2012	299,886	188,638		459,351	3,212,800	—		285	(7)	4,160,961

Peter C. Brandt, Former Interim President and CEO (3)	2012	72,785	—		—	42,942	—		38,379	(4)	154,106
	2011	38,126	—		180,000	909,948	—		58,486	(4)	1,186,560

Patrick D. Spangler, Former CFO (5)	2012	187,500	—		252,413	283,242	—		645	(7)	723,800
	2011	300,000	87,030	(6)	—	—	—		1,032	(7)	388,062
	2010	73,864	—		—	1,767,333	53,093	(8)	65	(7)	1,894,355

Matthew A. Kaminer, General Counsel and Secretary	2012	250,000	90,000		109,472	236,035	—		576	(9)	686,083
	2011	128,788	25,758	(6)	—	410,905	—		177	(9)	565,628

Heather A. Gervais, Senior Vice President, Commercial Operations	2012	240,000	86,400		32,850	75,531	—		1,428	(11)	436,209
	2011	205,000	47,100	(10)	—	—	—		1,266	(11)	253,366

Adam E. Budish, Senior Vice President, Sales	2012	250,000	90,000		—	—	—		552	(7)	340,552

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of each stock awards granted computed in accordance with the provisions of FASB ASC Topic 718. As required by SEC rules, the amounts shown for performance-based grants exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2012 included in this Annual Report on Form 10-K. Our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise/grant price of such stock awards.

(2)	Mr. Hurd's employment with us commenced in March 2012.

(3)
Mr. Brandt's employment with us commenced in November 2011 and ended on March 27, 2012. With respect to restricted stock unit awards and stock options granted to Mr. Brandt, the awards vested monthly over six months while Mr. Brandt served as our Interim President and CEO.

(4)
For 2012, represents $258 of costs related to group term life insurance premiums, $34,375 for services rendered as a non-employee member of the Board of Directors and $3,746 of reimbursement for expenses. For 2011, represents $48,625 for services rendered as a non-employee member of the Board of Directors and Audit Committee, and as Chair of the Compensation Committee, $9,792 of reimbursement for personal travel and $69 for costs related to group term life insurance premiums.

(5)	Mr. Spangler's employment with us commenced in September 2010 and ended on August 15, 2012.

(6)	Represents discretionary bonus paid in 2012 for performance in 2011. These bonuses were approved by our Compensation Committee on February 15, 2012.

(7)	Represents costs related to group term life insurance premiums.

(8)
Represents a cash bonus paid in 2011 for performance in 2010 pursuant to our 2010 Cash Bonus Plan. Cash bonuses pursuant to our 2010 Cash Bonus Plan were approved by our Compensation Committee on March 24, 2011.

(9)
For 2012, represents $216 of costs related to group term life insurance premiums and $360 of amounts paid for gym reimbursement. For 2011, represents $72 of costs related to group term life insurance premiums and $105 of amounts paid for gym reimbursement.

(10)
Represents $2,000 of cash referral bonus paid to Ms. Gervais in 2010 and $45,100 of discretionary bonus to be paid in 2012 for performance in 2011. This bonus was approved by our Compensation Committee on February 15, 2012.

(11)
For 2012, represents $228 for costs related to group term life insurance premiums and $1,200 for amounts paid for opting out of Epocrates' medical insurance benefit plan. For 2011, represents $66 for costs related to group term life insurance premiums and $1,200 for amounts paid for opting out of Epocrates' medical insurance benefit plan.

2012 Plan-Based and Other Awards

The following table sets forth certain information regarding plan-based and other awards to our NEOs during the year ended December 31, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andrew J. Hurd	4/24/2012 (1)	—	—	—	49,755	64,200	80,250	—	800,000	8.46	3,212,800
	12/26/2012(4)	—	—	—	—	83,097	103,871	—	—	—	—
Peter C. Brandt	—	—	—	—	—	—	—	—	11,790	8.14	42,942
Patrick D. Spangler	4/24/2012 (1)	—	—	—	11,858	15,300	19,125	—	60,000	9.99	283,242
Matthew S. Kaminer	4/24/2012 (1)	—	—	—	19,685	25,400	31,750	—	50,000	9.99	236,035
	12/26/2012(4)	—	—	—	—	20,822	26,028	—	—	—	—
Heather A. Gervais	8/1/2012 (1)	—	—	—	3,875	5,000	6,250	—	16,000	9.99	75,531
	12/26/2012(4)	—	—	—	—	20,822	26,028	—	—	—	—
Adam E. Budish	8/1/2012 (1)	—	—	—	3,875	5,000	6,250	—	—	—	—
	12/26/2012(4)	—	—	—	—	9,464	11,830	—	—	—	—

(1)
Represents potential awards under our 2012 executive bonus plan in 2012, which were determined based on performance in 2012. This table shows the awards that are possible at the threshold, target and maximum levels of performance. The RSUs were not granted and the number of RSUs that the NEO will be granted will be based on achievement of 2012 corporate goals. Once determined, the RSUs would be granted and the shares subject to the RSU will vest in four equal annual installments, subject in each case to the recipient's continued service, commencing on January 1, 2013. In January 2013, the Compensation Committee determined that 90% of the target number RSUs were actually earned and granted based on achievement of 2012 corporate goals.

(2)	The RSUs were granted under our 2010 Equity Incentive Plan.

(3)
The stock options were granted under our 2010 Equity Incentive Plan. The shares subject to this stock option vest as to 20% of the shares subject to the option after one year, with the remaining shares subject to the stock option vesting on an equal monthly basis over the following 48 months, subject in each case to recipient's continued service.

(4)
Represents all awards granted under our 2013 executive bonus plan in 2012, which were determined based on performance in 2012. This table shows the awards that are possible at the target and maximum levels of performance. The maximum number of RSUs were granted, but the number of RSUs actually earned is subject to reduction based on achievement of 2013 corporate goals. Once determined, the RSUs would be granted and the shares subject to the RSU will vest in four equal annual installments, subject in each case to the recipient's continued service, commencing on January 1, 2014. If, prior to the achievement of the 2013 corporate goals, there is a change of control of the Company, the 2013 goals will be deemed to have been achieved at the target level and the RSUs will begin vesting in four equal annual installments, subject to the recipient's continued service, as of immediately prior to the closing of the change in control.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards for our NEOs as of December 31, 2012:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Andrew J. Hurd	—	800,000	$8.46	3/26/2022	57,780	(3)	$509,620
					83,097	(4)	732,916
Peter C. Brandt	19,650	—	16.00	2/1/2021	—		—
	11,790	—	21.98	5/6/2021	—		—
	100,000	—	8.74	12/7/2021	—		—
	3,930	7,860	8.14	8/13/2022	—		—
Patrick D. Spangler	—	—	—	—	—		—
Matthew A. Kaminer	15,000	35,000	17.95	6/27/2021	13,770	(3)	121,451
	9,166	40,834	9.99	1/20/2022	20,822	(4)	183,650
Heather A. Gervais	5,305	6,485	13.36	10/28/2020	4,500	(3)	39,690
	2,933	13,067	9.99	1/20/2022	20,822	(4)	183,650
Adam E. Budish	3,250	11,750	8.74	12/7/2021	4,500	(3)	39,690
					9,464	(4)	83,472

(1)	Fully vested.

(2)	The shares subject to this stock option vest in equal monthly installments over 12 months, subject in each case to the recipient's continued service.

(3)	Represents the number of shares subject to RSUs granted upon our compensation committee's determination of achievement of our 2012 corporate goals on January 5, 2012.

(4)	Represents the maximum number of RSUs granted pursuant to our 2013 bonus plan on December 26, 2013.

(5)
The value is determined based on the closing price of our stock on 1/31/12 of $8.82 per share multiplied by the number of shares that have not vested, without taking into account any taxes that may be payable in connection with the transaction.

(6)
The shares subject to this stock option vest as to 20% of the shares subject to the option after one year, with the remaining shares subject to the stock option vesting on an equal monthly basis over the following 48 months, subject in each case to recipient's continued service.

(7)	Represents shares subject to outstanding and unearned options granted pursuant to our 2011 bonus plan.

2012 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding option awards exercised and restricted stock units vested by our NEOs during 2012.

	Option Awards		Restricted Stock Units
Name	Number of shares acquired on exercise	Value realized on exercise (1)	Number of shares vested	Value realized on vesting (2)
Andrew J. Hurd	—	—	—	—
Peter C. Brandt	—	—	13,729	$96,173
Patrick D. Spangler	—	—	—	—
Matthew A. Kaminer	—	—	—	—
Heather A. Gervais	—	—	—	—
Adam E. Budish	—	—	—	—

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

Pension Benefits
Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2012.
Non-qualified Deferred Compensation
We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.
Executive Employment and Severance Agreements
Andrew J. Hurd. In March 2012, we entered into an offer letter with Mr. Hurd, our President and CEO. The offer letter provides Mr. Hurd with an initial annualized base salary of $390,000 plus a target bonus of 70% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board. Pursuant to the offer letter, Mr. Hurd was granted an option to purchase 800,000 shares of our common stock under our 2010 Equity Incentive Plan, with a per share exercise price of $8.46, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option vests as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. The offer letter, as amended, specifies that Mr. Hurd's employment is at-will.
Pursuant to his offer letter, if Mr. Hurd's employment is terminated without cause or if Mr. Hurd resigns for good reason, subject to his general release of all known and unknown claims, Mr. Hurd shall be entitled to receive severance pay equal to 12 months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on the Company's standard payroll dates following the termination date, and if he timely elects continued group health insurance coverage through COBRA, Epocrates will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for 12 months after the termination date or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.  In addition, in connection with the termination of employment, the vesting of Mr. Hurd's then-unvested shares subject to outstanding stock options shall be accelerated by 12 months, and the period in which Mr. Hurd may exercise such stock options will be extended to 12 months following the termination date.
Mr. Hurd's offer letter also provides that in the event of a change-of-control of Epocrates, the vesting of 50% of Mr. Hurd's shares subject to outstanding stock options shall be accelerated in full.  Mr. Hurd's offer letter further provides that in the event that, within 12 months after a change-of-control of Epocrates, Mr. Hurd's employment is terminated without cause or if Mr. Hurd resigns for good reason, subject to his general release of all known and unknown claims, Mr. Hurd shall be entitled to receive severance pay equal to 18 months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on the company's standard payroll dates following the termination date, and if he timely elects continued group health insurance coverage through COBRA, Epocrates will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for 12 months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with the termination of employment within 12 months after a change-of-control of Epocrates, the vesting of Mr. Hurd's then-unvested shares subject to outstanding stock options shall accelerate in full, and the period in which Mr. Hurd may exercise such stock options will be extended to 12 months following the termination date. In March 2013, we entered into a separation agreement with Mr. Hurd to provide Mr. Hurd with the severance benefits described above in connection with his termination prior to the closing of our merger with athenahealth, Inc., as though he were terminated without cause or if Mr. Hurd resigns for good reason within 12 months after a change-of-control of Epocrates.
Peter C. Brandt. Mr. Brandt served as our Interim President and CEO from December 2011 to March 2012. After his resignation from the position in March 2012, Mr. Brandt was not entitled to any further compensation pursuant to his offer letter dated December 2011.
Patrick D. Spangler. Mr. Spangler served as our CFO from September 2010 to August 15, 2012. After his resignation from the position in August 2012, Mr. Spangler was not entitled to any further compensation pursuant to his amended and restated offer letter dated January 2011.
Matthew A. Kaminer. In June 2011, we entered into an offer letter with Matthew A. Kaminer, our General Counsel and Secretary. The offer letter provides for an initial annualized base salary of $250,000 plus a target bonus of 40% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board. Pursuant to the offer letter, Mr. Kaminer was granted an option to purchase 50,000 shares of our common stock under our 2010 Equity Incentive Plan, with a per share exercise price of $17.95, the fair market value of our common stock on the date of grant, as determined by our Board. This stock option vests as to 20% of the shares on the first annual anniversary of the vesting commencement date and the remainder will vest monthly thereafter over four years, such that on the fifth anniversary of the vesting commencement date of the stock option, the shares shall be fully vested. The offer letter specifies that Mr. Kaminer's employment is at-will.
Pursuant to the offer letter, if Mr. Kaminer's employment is terminated without cause, subject to his general release of all known and unknown claims, Mr. Kaminer shall be entitled to receive severance pay equal to six months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for six months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.
The offer letter further provides, in the event that, within 12 months after a change-of-control of Epocrates, Mr. Kaminer's employment is terminated without cause or if Mr. Kaminer resigns for good reason, subject to his general release of all known and unknown claims, Mr. Kaminer shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Kaminer's stock options shall accelerate in full.
Heather A. Gervais. Ms. Gervais has served as our Senior Vice President of Commercial Operations since November 2011. Ms. Gervais joined Epocrates in September 2010 as the Vice President of Client Services. In August 2012, we entered into an employment agreement with Ms. Gervais. The employment agreement provides for a current annualized base salary of $240,000 plus a target bonus of 40% of her base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board. The employment agreement specifies that Ms. Gervais's employment is at-will.
Pursuant to the employment agreement, if Ms. Gervais's employment is terminated without cause, subject to her general release of all known and unknown claims, Ms. Gervais shall be entitled to receive severance pay equal to six months of her base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if she timely elects continued group health insurance coverage through COBRA, we will be obligated to pay her COBRA premiums necessary to continue her group health insurance coverage at the same level as in effect as of the termination date for six months after her termination or until she becomes eligible for group health insurance coverage through a new employer, whichever occurs first.
The employment agreement further provides, in the event that, within 12 months after a change-of-control of Epocrates, Ms. Gervais's employment is terminated without cause or if Ms. Gervais resigns for good reason, subject to her general release of all known and unknown claims, Ms. Gervais shall be entitled to receive severance pay equal to nine months of her base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if she timely elects continued group health insurance coverage through COBRA, we will be obligated to pay her COBRA premiums necessary to continue her group health insurance coverage at the same level as in effect as of the termination date for nine months after her termination or until she becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Ms. Gervais's stock options shall accelerate in full.
Adam E. Budish. Mr. Budish has served as our Senior Vice President of Sales since November 2011. In October 2012, we entered into an employment agreement with Mr. Budish. The employment agreement provides for a current annualized base salary of $250,000 plus a target bonus of 40% of his base salary under our bonus plan based upon successful completion of the objectives set forth in the plan, as determined by our Board.  The employment agreement specifies that Mr. Budish's employment is at-will.
Pursuant to the employment agreement, if Mr. Budish's employment is terminated without cause, subject to his general release of all known and unknown claims, Mr. Budish shall be entitled to receive severance pay equal to six months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for six months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first.
The employment agreement further provides, in the event that, within 12 months after a change-of-control of Epocrates, Mr. Budish's employment is terminated without cause or if Mr. Budish resigns for good reason, subject to his general release of all known and unknown claims, Mr. Budish shall be entitled to receive severance pay equal to nine months of his base salary in effect as of the termination date (less required deductions and withholdings) to be paid in the form of salary continuation on our standard payroll dates following such termination, and if he timely elects continued group health insurance coverage through COBRA, we will be obligated to pay his COBRA premiums necessary to continue his group health insurance coverage at the same level as in effect as of the termination date for nine months after his termination or until he becomes eligible for group health insurance coverage through a new employer, whichever occurs first. In addition, in connection with such termination of employment, the vesting of Mr. Budish's stock options shall accelerate in full.
Potential Payments Upon Termination of Employment
The following table estimates the potential payments and benefits payable upon employment termination for each NEO as if his or her employment had been terminated on December 31, 2012, the last business day of our prior fiscal year.

	No Change-of-Control (1)					Change-of Control	Change-of-Control
	Termination without Cause (2)(3)					No Termination	Termination without Cause or for Good Reason (4)
Name	Base salary		COBRA premiums		Vesting acceleration(5)	Vesting acceleration(5)	Base salary		COBRA premiums		Vesting acceleration(5)
Andrew J. Hurd	$390,000	(6)	$15,338	(7)	$510,178	$765,268	$585,000	(8)	$15,338	(7)	$1,530,535
Peter C. Brandt	—		—		—	—	—		—		—
Patrick D. Spangler	—		—		—	—	—		—		—
Matthew A. Kaminer	125,000	(9)	12,018	(10)	—	—	187,500	(12)	18,028	(13)	305,101
Heather A. Gervais	120,000	(9)	—		—	—	180,000	(12)	—		223,340
Adam E. Budish	125,000	(9)	12,163	(11)	—	—	187,500	(12)	18,245	(14)	124,102

(1)
A “change-of-control” generally means the consummation of any transaction by Epocrates whereby fifty percent (50%) or more of the voting stock of Epocrates changes ownership pursuant to that transaction.

(2)	“Cause” is generally defined as the NEO's:

•	embezzlement, misappropriation of corporate funds, or other material acts of dishonesty;

•	conviction, plea of guilty, or nolo contendere to any felony (not involving the operation of a motor vehicle), or of any misdemeanor involving moral turpitude;

•
engagement in any activity that such NEO knows or should know could materially harm the business or reputation of Epocrates, provided that such activity is not undertaken in a good faith belief that such action was in the best interest of Epocrates;

•
material violation of any statutory, contractual, or common law duty or obligation owed to Epocrates, including, without limitation, a material breach of any confidentiality obligation and the duty of loyalty which causes demonstrable injury to Epocrates; or

•
repeated failure, in the reasonable judgment of Epocrates, to substantially perform his or her assigned duties or responsibilities after written notice from Epocrates describing the failure(s) in reasonable detail and such NEO's failure to cure such failure(s) within thirty (30) days of receiving such written notice, provided that written notice only must be provided if the failure(s) are capable of cure.

(3)	For Mr. Hurd only, this includes a resignation for Good Reason.

(4)
“Good Reason” is generally defined as the following actions taken without the consent of the NEO following the consummation of a change-of-control of Epocrates that terminates such NEO's employment (in each case where the NEO has provided written notice within 30 days of the action, such action is not remedied by Epocrates within 30 days following such notice, and such termination occurs within ninety (90) days following the initial existence of one or more of the conditions that constitute Good Reason):

•	a relocation of the NEO's assigned office which results in an increase in his or her one-way commuting distance by more than thirty-five (35) miles;

•	a material decrease in the then current base salary of the NEO (except for salary decreases generally applicable to Epocrates' other executive employees); or

•	a material reduction in the scope of the NEO's duties or responsibilities in effect immediately prior to the change-of-control of Epocrates.

(5)
The value of vesting acceleration is calculated based on the closing price of our common stock on December 31, 2012 with respect to unvested option shares or unvested awards subject to acceleration minus the exercise price of the unvested option shares.

(6)	Represents continuation of base salary for a period of twelve months.

(7)
Represents payment of twelve months of continued COBRA premiums for medical, dental and vision coverage, calculated at $1,278.17 per month for the 12-month period ended December 31, 2012, including a 2% administrative fee.

(8)	Represents continuation of base salary for a period of 18 months.

(9)	Represents continuation of base salary for a period of six months.

(10)
Represents payment of six months of continued COBRA premiums for medical, dental and vision coverage, calculated at $2,003.07 per month for the 12-month period ended December 31, 2012, including a 2% administrative fee.

(11)
Represents payment of six months of continued COBRA premiums for medical, dental and vision coverage, calculated at $2,027.17 per month for the 12-month period ended December 31, 2012, including a 2% administrative fee.

(12)	Represents continuation of base salary for a period of nine months.

(13)
Represents payment of nine months of continued COBRA premiums for medical, dental and vision coverage, calculated at $2,003.07 per month for the 12-month period ended December 31, 2012, including a 2% administrative fee.

(14)
Represents payment of nine months of continued COBRA premiums for medical, dental and vision coverage, calculated at $2,027.17 per month for the 12-month period ended December 31, 2012, including a 2% administrative fee.

Non-Employee Director Compensation
Cash Compensation Arrangements

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

2012 Director Compensation

The following table provides compensation information for all of our non-employee directors during 2012. Mr. Brandt's compensation as a non-employee director is included in the tables in the sections titled “Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “2012 Outstanding Equity Awards at Fiscal Year-End,” and “2012 Option Exercises and Stock Vested” as set forth in this Annual Report on Form 10-K:

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)(3)	Total ($)
Philippe O. Chambon	$54,500	$42,942	$97,442
Thomas L. Harrison	53,000	42,942	95,942
Gary G. Greenfield	49,500	42,942	92,442
Patrick S. Jones	89,538	42,942	132,480
Erick N. Tseng	38,000	42,942	80,942
Mark A. Wan	51,000	42,942	93,942

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2012 computed in accordance with the provisions of ASC 718. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2012 included in this Annual Report on Form 10-K. Only one option was granted to each non-employee director in 2012, and the grant date fair value of each option is set forth in the table. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)
As of December 31, 2012, the aggregate number of shares subject to outstanding option awards held by each of the directors listed in the table above was as follows: Dr. Chambon, 55,020 shares; Mr. Harrison, 128,379 shares; Mr. Greenfield, 31,440 shares; Mr. Jones, 132,209 shares; Mr. Tseng, 31,440 shares; and Mr. Wan, 55,020 shares.

(3)	1/12th of the shares subject to each option award vest monthly over one year, subject in each case to the recipient's continued service as a director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Epocrates' common stock as of January 31, 2013 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Epocrates as a group; and (iv) all those known by Epocrates to be beneficial owners of more than five percent of its common stock.

Name and Address of Beneficial Owner (1)	Shares of common stock beneficially owned (2)	Shares That May Be Acquired Within 60 Days of January 31, 2013	Percent of Total (2)
Entities affiliated with The Goldman Sachs Group, Inc. (3)	2,869,786	—	11.5%
Entities affiliated with Credit Suisse AG/ (4)	2,644,170	—	10.6%
Entities affiliated with InterWest Partners VII, L.P. (5)	2,003,651	31,440	8.0%
Three Arch Partners II, L.P. (6)	1,655,329	—	6.6%
FMR LLC (7)	2,049,059	—	8.2%
Peter C. Brandt	177,046	138,317	*
Adam E. Budish	5,578	4,453	*
Philippe O. Chambon, M.D., Ph.D. (8)	2,694,278	50,108	10.8%
Andrew Hurd	14,445	—	*
Heather A. Gervais	11,204	10,079	*
Gary G. Greenfield	26,528	26,528	*
Thomas L. Harrison	123,467	123,467	*
Patrick S. Jones	127,397	127,397	*
Matthew A. Kaminer	41,307	32,865	*
Patrick D. Spangler	—	—	—
Erick N. Tseng	26,528	26,528	*
Mark A. Wan (7)	1,705,437	50,108	6.8%
All current directors and executive officers as a group (12 persons)	4,953,215	589,850	19.4%
*    Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Epocrates, Inc., 1100 Park Place, Suite 300, San Mateo, California 94403.

(2)
This table is based upon information supplied by officers and directors and upon information gathered by Epocrates about principal stockholders known to us based on a Schedule 13G or 13D filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 24,952,827 shares outstanding on January 31, 2013, and adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options or other equity awards currently exercisable or exercisable within 60 days after January 31, 2013, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

(3)
Goldman, Sachs & Co. also reports beneficial ownership of these shares. Each of these Goldman Sachs entities has shared voting and investment power with respect to these shares. These Goldman Sachs entities disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the Goldman Sachs reporting units or their employees have voting or investment discretion or both, or with respect to which there are limits on their voting or investment authority or both and (ii) certain investment entities of which the Goldman Sachs reporting units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the Goldman Sachs reporting units. The address for The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, 7th Floor, New York, New York 10282. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 13, 2013 reporting beneficial ownership as of December 31, 2012, and therefore does not reflect any changes in beneficial ownership after that date.

(4)
The shares are held by direct and indirect subsidiaries of Credit Suisse AG. The address of the principal business office of Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The ultimate parent company of Credit Suisse AG is Credit Suisse Group AG, and its business address is Paradeplatz 8, P.O. Box 1, CH 8070 Zurich, Switzerland. Credit Suisse AG and Credit Suisse Group AG disclaim beneficial ownership of shares beneficially owned by their direct and indirect subsidiaries, including by the Sprout Funds (as defined below). Of the shares referred to above, 2,434,175 shares are held by Sprout Capital IX, L.P., or Sprout IX, 158,773 shares are held by DLJ ESC II, L.P., or ESC

II, 33,340 shares are held by DLJ Capital Corporation, or DLJCC, and 17,882 shares are held by Sprout Entrepreneurs' Fund, L.P., or Sprout Entrepreneurs, collectively, the Sprout Funds. The remainder of the shares is traded by proprietary desks of Credit Suisse that are not under the control of the Sprout Funds. Sprout IX, Sprout Entrepreneurs and ESC II make investments for long-term appreciation. DLJCC acts as a venture capital partnership management company. DLJCC is the general partner of Sprout Entrepreneurs and is the managing general partner of Sprout IX, and, as such is responsible for its day-to-day management. DLJCC makes all of the investment decisions on behalf of Sprout IX and Sprout Entrepreneurs. DLJ Associates IX, L.P., or Associates IX, is a general partner of Sprout IX and in accordance with the terms of the relevant partnership agreement, does not participate in investment decisions made on behalf of Sprout IX. DLJ Capital Associates IX, Inc. is the managing general partner of Associates IX. Dr. Chambon, one of our directors, is a limited partner of Associates IX. DLJ LBO Plans Management Corporation, or DLJLBO, is the general partner of ESC II, and, as such, is responsible for its day-to-day management. DLJLBO makes all of the investment decisions on behalf of ESC II. Dr. Chambon, in his capacity as a member of the investment committees of DLJCC and DLJLBO, may be deemed to beneficially own the shares of the Sprout Funds. Dr. Chambon disclaims beneficial ownership of the shares held by the Sprout Funds, except to the extent of his pecuniary interest therein. See footnote 8 below. The address for the Sprout Funds is 11 Madison Avenue, 13th Floor, New York, New York 10010.

(5)
Includes 1,885,124 shares held by InterWest Partners VII, L.P. and 87,087 shares held by InterWest Investors VII, L.P., collectively, the InterWest Funds. InterWest Management Partners VII, LLC is the general partner of the InterWest Funds and thereby has sole voting and investment control over the shares owned by the InterWest Funds. Dr. Gilbert H. Kliman, Harvey B. Cash, Philip T. Gianos, W. Scott Hedrick, W. Stephen Holmes, Thomas L. Rosch and Arnold L. Oronsky are managing directors of InterWest Management Partners VII, LLC and have shared voting and investment control over the shares owned by the InterWest Funds. The managing directors and members of InterWest Management Partners VII, LLC disclaim beneficial ownership of the shares owned by the InterWest Funds, except to the extent of their respective pecuniary interest therein. Also includes options to purchase 31,440 shares issuable pursuant to options exercisable within 60 days of December 31, 2012 granted to Dr. Kliman, one of our former directors. The address for each of these entities is 2710 Sand Hill Road, Second Floor, Menlo Park, California 94025. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 14, 2013 reporting beneficial ownership as of December 31, 2012, and therefore does not reflect any changes in beneficial ownership after that date.

(6)
Represents shares held by Three Arch Partners II, L.P., or Three Arch, over which Three Arch has sole voting and investment power. Three Arch Management II, L.L.C., or TAM II, is the general partner of Three Arch, and thereby has sole voting and investment control over the shares owned by the Three Arch. Mr. Wan, one of our directors, and Wilfred E. Jaeger, are managing members of TAM II and have shared voting and investment control over the shares owned by Three Arch. Mr. Wan disclaims beneficial ownership of the shares held by Three Arch except to the extent of his pecuniary interest therein. The address for each of these entities is 3200 Alpine Road, Portola Valley, California 94028. In addition to the shares beneficially owned by Mr. Wan by virtue of the shares owned by Three Arch, Mr. Wan has beneficial ownership of 49,125 shares subject to stock options exercisable within 60 days of December 31, 2012 granted to Mr. Wan. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 14, 2013 reporting beneficial ownership as of December 31, 2012, and therefore does not reflect any changes in beneficial ownership after that date.

(7)
Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, is an investment advisor and beneficially owns these shares by virtue of having sole investment power over these shares. Edward C. Johnson 3d, the Chairman of FMR, LLC, and FMR LLC, through its control of Fidelity, also beneficially owns these shares. Members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. Neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. The address for FMR LLC, Mr. Johnson and Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. The beneficial ownership of these securities is based on a Schedule 13G filed by these entities on February 14, 2013, and therefore does not reflect any changes in beneficial ownership that may have occurred after that date.

(8)
Includes 50,108 shares issuable pursuant to options exercisable within 60 days of December 31, 2012. Also includes 2,644,170 shares held by the Sprout Funds. See footnote 4 above. Dr. Chambon disclaims beneficial ownership of the shares held by the Sprout Funds, except to the extent of his pecuniary interest therein. The address for Dr. Chambon is 11 Madison Avenue, 13th Floor, New York, New York 10010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued upon the exercise of stock options and other rights under our existing equity compensation plans, which consists of our 1999 Stock Option Plan, our 2008 Equity Incentive Plan and our 2010 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of available securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	6,912,444	$9.82	2,835,749	(2)

(1)	Consists of three plans: our 1999 Stock Option Plan, our 2008 Equity Incentive Plan and our 2010 Equity Incentive Plan.

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
In addition to the executive and director compensation arrangements, including the employment, termination of employment and change-of-control arrangements discussed above under “Executive Compensation and Related Information,” the following is a description of transactions since January 1, 2012 (unless otherwise specified) to which we have been a party, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.
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
Other agreements
In 2009, we entered into various agreements with Cline Davis & Mann, Inc. and SSCG Media Group, a division of Cline Davis & Mann, whereby we provided various marketing, educational, media and creative services through our DocAlert channel. Cline Davis & Mann is a subsidiary of DAS, where Mr. Harrison, a member of our Board, serves as the Chairman. For the year ended December 31, 2012, we recorded no revenue from Cline Davis & Mann and recorded approximately $1.6 million of revenue from SSCG Media Group. Mr. Harrison does not have a direct or indirect material interest in these transactions and these transactions are immaterial to DAS.
In 2012, we provided services to Porter Novelli, also a DAS subsidiary. In connection with these services, we recorded revenue from Porter Novelli of approximately $0.2 million for the year ended December 31, 2012. Mr. Harrison does not have a direct or indirect material interest in these transactions and this transaction is immaterial to DAS.

Review, approval or ratification of transactions with related parties
Pursuant to our written Code of Business Conduct and Ethics, executive officers and directors are not permitted to enter into any transactions with Epocrates without the approval of either our Audit Committee, pursuant to the provisions set forth in the Audit Committee Charter, or our Board. In approving or rejecting such proposed transactions, the Audit Committee or Board, as applicable, shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee or Board, as applicable, including but not limited to the risks, costs, benefits to Epocrates, the terms of the transactions, the availability of other sources for comparable services or products and, if applicable, the impact on a director's independence. Our Audit Committee and/or Board shall approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee or Board determines in the good faith exercise of its discretion. We have designated a compliance officer to generally oversee compliance with the Code of Business Conduct and Ethics.

All of the transactions described above were entered into prior to the adoption of our Code of Business Conduct and Ethics. As each of the aforementioned were entered into in the ordinary course of business and were deemed not material to our business or operations, they were not formally approved or ratified by our Board or Audit Committee.

For a complete description of the agreements entered into with subsidiaries of DAS, of which Thomas L. Harrison, a member of our Compensation Committee and Board, is the Chairman, please refer to the section above entitled “Compensation Committee Interlocks and Insider Participation.”

Independence of the Board
As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company's Board of Directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with Epocrates' counsel to ensure that the Board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Epocrates, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. Chambon and Messrs. Jones, Greenfield, Harrison, Tseng and Wan. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Epocrates. Mr. Brandt, Epocrates' Interim President and CEO, is currently not an independent director by virtue of his employment with Epocrates.

Item 14. Principal Accountant Fees and Services
The following table represents aggregate fees billed to Epocrates for the fiscal years ended December 31, 2012 and 2011 by PricewaterhouseCoopers LLP, Epocrates' principal accountant.

	Fiscal Years Ended December 31,

	2012	2011
Audit Fees	$1,418,400	$1,402,833
Audit-Related Fees	—	—
Tax Fees (1)	—	5,000
All Other Fees (2)	1,800	1,800
Total Fees	$1,420,200	$1,409,633

(1)	Relates to tax compliance services provided.

(2)	Relates to license fees for accounting research software.
All fees described above were approved by the Audit Committee.
In connection with the audit of the 2012 financial statements, Epocrates entered into an engagement agreement with PricewaterhouseCoopers LLP which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit services for Epocrates. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Epocrates' independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible while maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements s

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

Epocrates, Inc.

By:	/s/ ANDREW J. HURD
ANDREW J. HURD, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 11, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Andrew J. Hurd his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ANDREW J. HURD	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
ANDREW J. HURD

/s/ PETER C. BRANDT	Chairman of the Board	March 11, 2013
PETER C. BRANDT

/s/ PATRICK S. JONES	Director	March 11, 2013
PATRICK S. JONES

/s/ PHILIPPE O. CHAMBON	Director	March 11, 2013
PHILIPPE O. CHAMBON, M.D., PH.D.

/s/ GARY G. GREENFIELD	Director	March 11, 2013
GARY G. GREENFIELD

/s/ THOMAS L. HARRISON	Director	March 11, 2013
THOMAS L. HARRISON

/s/ ERICK N. TSENG	Director	March 11, 2013
ERICK N. TSENG

/s/ MARK A. WAN	Director	March 11, 2013
MARK A. WAN

Schedule II: Valuation and Qualifying Accounts

Epocrates, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

Description	Beginning Balance	Charged to Costs and Expenses	Reversals	Utilizations	Ending Balance

Allowance for doubtful accounts:
2012	$85	$219	$—	$(162)	$142
2011	$141	$665	$—	$(721)	$85
2010	$22	$282	$—	$(163)	$141
Valuation allowance for deferred tax assets:
2012	$(668)	$(237)	$—	$—	$(905)
2011	$(159)	$(509)	$—	$—	$(668)
2010	$—	$(159)	$—	$—	$(159)

Note: Additions to the allowance for doubtful accounts are charged to expense.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation dated February 7, 2011.
3.2 (2)	Amended and Restated Bylaws.
4.1 (3)	Specimen common stock certificate.
4.2 (3)	Form of Warrant to purchase Series B convertible preferred stock.
10.1 (3)	Amended and Restated Investor Rights Agreement dated October 2, 2007.
10.2 (3)	Form of Indemnity Agreement entered into between Registrant and each of its directors and officers.
10.3 (3)+	1999 Stock Option Plan, as amended.
10.4 (3)+	Form of Stock Option Agreement under 1999 Stock Option Plan, as amended.
10.5 (3)+	Form of 2007 Performance‑Based Option Grant Notice under 1999 Stock Option Plan, as amended.
10.6 (3)+	Form of 2008 Performance‑Based Option Grant Notice under 1999 Stock Option Plan, as amended.
10.7 (3)+	2008 Equity Incentive Plan, as amended.
10.8 (3)+	Form of Stock Option Agreement and Form of Option Grant Notice under 2008 Equity Incentive Plan.
10.9 (3)+	Form of 2009 Performance‑Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.
10.10 (3)+	2010 Equity Incentive Plan, as amended.
10.11 (3)+	Form of Stock Option Agreement and Form of Option Grant Notice under 2010 Equity Incentive Plan.
10.12 (3)
Sublease Agreement, dated December 3, 2006, by and between Oracle USA, Inc. and the Registrant, as amended on May 2, 2007 and April 29, 2010, and Consent to Sublease, by and among Bay Meadows Park Place Investors, LLC, Oracle USA and the Registrant, dated December 14, 2006.

10.13 (3)
Sublease, dated as of September 30, 2010, by and between the Registrant and CA, Inc., and Consent, dated as of October 14, 2010, by and between Princeton South Development, L.L.C., the Registrant and CA, Inc.

10.14 (4)+	Offer Letter, dated June 8, 2011, by and between Registrant and Matthew A. Kaminer.
10.15 (3)+	Offer Letter, dated February 25, 2009, by and between Registrant and Rosemary A. Crane.
10.16 (5)+	Amendment No. 1 to Offer Letter dated February 25, 2009, by and between Registrant and Rosemary A. Crane, dated April 18, 2011.
10.17+	Separation Agreement, dated December 9, 2011, by and between Registrant and Rosemary A. Crane.
10.18 (3)+	Offer Letter, dated January 26, 2001, by and between Registrant and Joseph B. Kleine, as amended February 5, 2010.
10.19 (3)+	Amended and Restated Director Compensation Policy, as amended.
10.20+	Offer Letter, dated December 9, 2011, by and between Registrant and Peter C. Brandt.
10.21+	Separation and Release Agreement, dated November 8, 2011, by and between the Registrant and Joseph B. Kleine.
10.22 (3)+	Amended and Restated Offer Letter, dated January 28, 2011, by and between the Registrant and Patrick D. Spangler.
10.23 (6)+	Amendment No. 1 to the Amended and Restated Offer Letter, dated January 28, 2011, by and between the Registrant and Patrick D. Spangler, dated June 29, 2011.
10.24 (3)+	Offer Letter, dated October 8, 2010, by and between the Registrant and David B. Burlington.
10.25 (3)+	Form of 2010 Performance‑Based Option Grant Notice under 2008 Equity Incentive Plan, as amended.
10.26 (3)+	Form of Restricted Stock Unit Agreement and Form of Restricted Stock Unit Grant Notice under 2010 Equity Incentive Plan.
10.27 (3)
Lease Agreement, dated June 9, 2006, by and between Windsor Limited Partnership of New Jersey and the Registrant, as amended November 21, 2007, and Confirmation of Commencement Date by and between Windsor Acquisitions, L.L.C. and the Registrant, dated January 11, 2008.

10.28+	2011 Executive Officers’ Compensation.
10.29 (7)	Offer Letter, by and between the Registrant and Andrew Hurd, dated March 22, 2012.
10.30 (8)	Employment Agreement, by and between the Registrant and Heather Gervais, dated August 6, 2012.
10.31 (6)	Offer Letter, dated as of June 8, 2011, by and between the Registrant and Matthew Kaminer.
10.32 (9)	Agreement and Plan of Merger, dated as of January 7, 2013, by and among the Registrant, athenahealth, Inc. and Echo Merger Sub, Inc.

Exhibit Number	Description of Document
10.33 (9)	Form of Voting Agreement, dated January 7, 2013, by and among athenahealth, Inc. and the directors and certain executive officers and stockholders of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan.

(1)	Filed as Exhibit 3.1 to our Annual Report on Form 10-K (Reg No. 001-35062) with the SEC on March 31, 2011, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(3)	Filed as the like-described exhibit to our Registration Statement on Form S-1, as amended (Reg. No. 333-168176), and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (Reg No. 001-35062) with the SEC on August 12, 2011, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to our current report on Form 8-K with the SEC on March 26, 2012, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to our current report on Form 8-K with the SEC on August 7, 2012, and incorporated herein by reference.

(9)	Filed as the like-described exhibit to our current report on Form 8-K with the SEC on January 7, 2013, and incorporated herein by reference.